Form 10-Q
period 2009-12-31
TPC Group Inc.
filed 2010-02-16
CIK 1452217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 000-53534

TPC Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0863618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5151 San Felipe, Suite 800

Houston, Texas 77056

(Address of principal executive offices, including zip code)

(713) 627-7474

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ *

*	The registrant became subject to such filing requirements on January 24, 2010.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of December 31, 2009 was 17,957,252.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TPC Group Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	December 31, 2009	June 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$447	$6,588
Accounts receivable	139,020	98,515
Income tax receivable	39,777	—
Inventories	73,387	36,884
Other current assets	19,010	20,264

Total current assets	271,641	162,251

Property, plant and equipment, net	500,871	516,377
Investment in limited partnership	2,976	2,782
Intangible assets, net	5,996	6,018
Other assets, net	18,877	22,415

Total assets	$800,361	$709,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,375	$86,731
Accrued liabilities	18,674	19,241
Current portion of long-term debt	5,307	2,715

Total current liabilities	140,356	108,687
Long-term debt	268,525	269,855
Deferred income taxes	99,559	52,090

Total liabilities	508,440	430,632

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 authorized and 18,134,597 and 17,863,030 shares issued and 17,957,252 and 17,685,685 shares outstanding at December 31 and June 30, 2009, respectively	182	179
Additional paid-in capital	193,730	193,102
Accumulated earnings	101,939	89,860
Accumulated other comprehensive income	(611)	(611)
Treasury stock at cost, 177,345 shares	(3,319)	(3,319)

Stockholders’ equity	291,921	279,211

Total liabilities and stockholders’ equity	$800,361	$709,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenue	$415,759	$409,999	$755,925	$953,344
Cost of sales	366,733	387,253	649,169	868,516

	49,026	22,746	106,756	84,828

Operating expenses:
Operating expenses	32,214	32,795	65,009	69,673
General and administrative expenses	7,605	9,047	13,289	18,015
Depreciation and amortization	9,823	10,636	20,117	20,653
Business interruption insurance recoveries	(17,051)	—	(17,051)	—

	32,591	52,478	81,364	108,341

Income (loss) from operations	16,435	(29,732)	25,392	(23,513)

Other (income) expense:
Interest expense	3,811	5,178	7,494	9,242
Unrealized (gain) loss on derivatives	(1,168)	4,958	(1,372)	5,354
Other, net	(605)	(445)	(1,047)	(888)

	2,038	9,691	5,075	13,708

Income (loss) before income taxes	14,397	(39,423)	20,317	(37,221)

Income tax expense (benefit)	6,022	(12,726)	8,238	(11,912)

Net income (loss)	$8,375	$(26,697)	$12,079	$(25,309)

Earnings per share:
Basic	$0.47	$(1.51)	$0.68	$(1.43)

Diluted	$0.47	$(1.51)	$0.68	$(1.43)

Weighted average shares outstanding:
Basic	17,915	17,686	17,880	17,741
Diluted	17,915	17,686	17,880	17,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, in thousands)

			Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances - June 30, 2009	17,686	$179	$193,102	$89,860	$(611)	$(3,319)	$279,211

Net income	—	—	—	12,079	—	—	12,079

Comprehensive income							12,079

Vesting of restricted stock	217	2	(2)	—	—	—	—
Issued restricted stock	54	1	(1)				—
Stock compensation expense	—	—	631	—	—	—	631

Balances - December 31, 2009	17,957	$182	$193,730	$101,939	$(611)	$(3,319)	$291,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$12,079	$(25,309)
Distributions received from joint venture	653	247
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities
Depreciation and amortization	20,117	20,653
Turnaround amortization	2,632	1,796
Amortization of debt issuance costs	768	612
Pension expense	732	696
Pension plan contributions	(1,201)	(284)
Deferred income taxes	8,072	(12,041)
Non-cash stock compensation expense	631	3,167
Unrealized (gain) loss on derivatives	(1,372)	5,354
Earnings from joint venture	(846)	(775)
Changes in assets and liabilities:
Accounts receivable	(40,505)	127,593
Inventories	(36,503)	57,825
Other assets	835	(3,064)
Accounts payable and accrued liabilities	31,075	(188,320)

Net cash used in operating activities	(2,833)	(11,850)

Cash flows from investing activities:
Capital expenditures	(4,570)	(11,217)

Net cash used in investing activities	(4,570)	(11,217)

Cash flows from financing activities:
Repayments on term loan	(1,747)	(1,375)
Net proceeds from revolving credit facility borrowings	400	24,700
Proceeds from insurance debt	7,669	5,924
Payments on insurance debt	(5,060)	(3,194)
Exercise of stock options	—	45
Repurchase of common stock	—	(3,019)

Net cash provided by financing activities	1,262	23,081

(Decrease) increase in cash and cash equivalents	(6,141)	14
Cash and cash equivalents, beginning of period	6,588	615

Cash and cash equivalents, end of period	$447	$629

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2009 and 2008

NOTE A – BASIS OF PRESENTATION

1. Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of TPC Group Inc., a Delaware corporation, and its wholly owned subsidiary, TPC Group LLC, a Texas limited liability company (collectively referred to as the “Company,” “our,” “we” or “us”). TPC Group Inc., formerly known as Texas Petrochemicals Inc., was incorporated on March 15, 2004. TPC Group Inc. owned a 1% interest in Texas Petrochemicals LP, a Texas limited partnership (the “Partnership”), and was its sole general partner. Texas Petrochemicals LLC, a Delaware limited liability company (the “Delaware LLC”), owned the remaining 99% ownership interest in, and was the limited partner of, the Partnership. On December 16, 2008, the Delaware LLC merged into TPC Group Inc., and the Partnership was converted to a Texas limited liability company named Texas Petrochemicals LLC, now known as TPC Group LLC.

2. Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of TPC Group Inc. and its wholly owned subsidiary, TPC Group LLC, after the elimination of all significant intercompany balances and transactions. Our investment in Hollywood/Texas Petrochemicals LP is accounted for under the equity method.

3. Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions prescribed by the Securities and Exchange Commission (“SEC”) for interim financial reporting and do not include all disclosures required by United States generally accepted accounting principles (“US GAAP”). Our fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements.

The unaudited condensed consolidated financial statements contained in this report include all material adjustments of a normal and recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods. The results of operations for the interim periods presented in this Form 10-Q are not necessarily indicative of the results to be expected for the fiscal year or any other interim period.

These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Texas Petrochemicals Inc., now known as TPC Group Inc., included in Amendment No. 1 to our registration statement on Form 10, filed with the SEC on January 8, 2010.

4. Business Interruption Insurance

In the second quarter of fiscal 2010 we received a net amount of $17.1 million as the second and final installment of our business interruption insurance recovery related to Hurricane Ike, which is shown as a separate line item on the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2009. The total amount of our settlement of $47.0 million consisted of a $19.5 million deductible, a $10.0 million payment received in fourth quarter of fiscal 2009 and the final payment of $17.5 million, before expenses, received in second quarter of fiscal 2010.

5. Seasonality

The pricing under our supply contracts and sales contracts is usually tied to a commodity price index, such as indices based on the price of unleaded regular gasoline, butane, isobutane or refinery grade propylene, or to the price at which we sell the finished product. The price for unleaded regular gasoline, typically used in pricing for butene-1, MTBE and raffinates, varies seasonally as a result of increased demand during the spring and summer months of the year and decreased demand during the fall and winter months of the year. In addition, we typically have greater demand for our raffinates and MTBE products during the spring and

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009 and 2008

summer months. As a result, we generally have increased volumes and margins for these products during the spring and summer and decreased volumes and margins during the fall and winter.

NOTE B – DESCRIPTION OF BUSINESS

We have three principal processing facilities, located in Houston, Texas, Port Neches, Texas and Baytown, Texas. The Houston and Port Neches facilities, which process crude C4 into butadiene and related products, are strategically located near most of the significant petrochemical consumers in Texas and Louisiana. Our Baytown facility primarily produces nonene and tetramer. All three locations provide convenient access to other Gulf Coast petrochemical producers and are connected to several of our customers and raw materials suppliers through an extensive pipeline network. In addition, our Houston and Port Neches facilities are serviced by rail, tank truck, barge and ocean-going vessel.

The products in our C4 Processing segment include: butadiene, primarily used to produce synthetic rubber that is mainly used in tires and other automotive products; butene-1, primarily used in the manufacture of plastic resins and synthetic alcohols; raffinates, primarily used in the manufacturing of alkylate, a component of premium unleaded gasoline; and methyl tertiary butyl ether (“MTBE”), primarily used as a gasoline blending stock. The products in our Performance Products segment include: high purity isobutylenes (“HPIB”), primarily used in the production of synthetic rubber, lubricant additives, surfactants and coatings; conventional polyisobutylenes (“PIB”) and highly reactive polyisobutylenes (“HR-PIB”), primarily used in the production of fuel and lubricant additives, caulks, adhesives, sealants and packaging; diisobutylene (“DIB”), primarily used in the manufacture of surfactants, plasticizers and resins; and nonene and tetramer, primarily used in the production of plasticizers, surfactants and lubricant additives. We sell our products primarily to chemical and petroleum based companies in North America.

Our principal raw material feedstocks are crude C4, crude isobutylene and refinery grade propylene. The pricing under our supply contracts and sales contracts is usually tied to a commodity price index, such as indices based on the price of unleaded regular gasoline, butane, isobutane or refinery grade propylene, or to the price at which we sell the finished product.

NOTE C – DETAIL OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

1. Inventories (in thousands):

	December 31, 2009	June 30, 2009
Finished goods	$36,916	$24,913
Raw materials and chemical supplies	36,871	11,971

	$73,787	$36,884

2. Other current assets (in thousands):

	December 31, 2009	June 30, 2009
Prepaid expense and other	$6,123	$7,164
Repair parts inventory	8,901	8,735
Deferred taxes, net	3,986	4,365

	$19,010	$20,264

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009 and 2008

3. Property, plant and equipment (in thousands):

	December 31, 2009	June 30, 2009
Land and land improvements	$41,803	$41,803
Plant and equipment	577,885	573,911
Construction in progress	8,900	9,005
Other	16,476	15,755

	645,064	640,474
Less accumulated depreciation	144,193	124,097

	$500,871	$516,377

4. Intangible Assets (in thousands):

Changes in the carrying amount of our intangible assets for the six months ended December 31, 2009 were as follows:

	Intangible assets	Accumulated amortization	Carrying value
Balance at June 30, 2009	$6,220	$(202)	$6,018
Amortization	—	(22)	(22)

Balance at December 31, 2009	$6,220	$(224)	$5,996

The following summarizes the gross carrying amounts and accumulated amortization of intangible assets as of December 31, 2009:

	Gross carrying value	Accumulated amortization	Net carrying value
Technology license	$5,499	$—	$5,499
Patents	721	(224)	497

	$6,220	$(224)	$5,996

5. Accrued liabilities (in thousands):

	December 31, 2009	June 30, 2009
Accrued payroll and benefits	$4,900	$7,009
Accrued interest	2,049	854
Property and sales taxes	7,636	4,330
Fair value of derivative financial instruments	2,092	3,464
Other	1,997	3,584

	$18,674	$19,241

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009 and 2008

NOTE D – INVENTORY EXCHANGE BALANCES

We may enter into product exchange agreements with suppliers and customers for raw materials and finished goods. Exchange balances due to or from exchange partners are recorded in inventory at the lower of average cost or market. Gains or losses realized from the utilization of these exchanges are reflected in cost of sales. At December 31 and June 30, 2009, we had exchange receivable positions of $0.3 million and $0.2 million, respectively, and exchange payable positions of $0.1 million and $0.2 million, respectively.

NOTE E – INVESTMENT IN LIMITED PARTNERSHIP

We have a 50% limited partnership interest in Hollywood/Texas Petrochemicals LP. We and Kirby Inland Marine, Inc. formed this limited partnership to operate four barges capable of transporting chemicals. We account for this investment under the equity method and report our portion of the limited partnership’s net income as other income in the accompanying Condensed Consolidated Statements of Operations. The amounts attributable to this investment recorded in other income in the three and six months ended December 31, 2009 and 2008 were $0.5 million and $0.8 million, respectively, and $0.5 million and $0.8 million, respectively. The amounts of cash distributions received in the three and six months ended December 31, 2009 and 2008 were $0.3 million and $0.7 million, respectively, and $0.2 million and $0.2 million, respectively.

NOTE F – PURCHASE OF TREASURY STOCK

As of December 31, 2009, we had a total of 177,345 shares of common stock held as treasury stock. Of the treasury shares, during the six months ended December 31, 2008 we acquired 167,000 shares, valued at cost, for $3.0 million. We account for treasury stock under the cost method.

NOTE G – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, we determined there were no subsequent events that should be disclosed or recognized in the financial statements. This evaluation was performed through February 16, 2010, the date of issuance of these financial statements.

NOTE H – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009 the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“FASB ASC”) as the sole source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements and is effective for interim and annual periods ending after September 15, 2009. FASB ASC does not change GAAP but changes the way accounting principles are referenced in financial statements and notes to financial statements. As required, we adopted FASB ASC in the first quarter of fiscal 2010 and, other than accounting principle resource referencing, FASB ASC had no impact on our financial statements at December 31, 2009.

In December 2007, the FASB issued changes in accounting requirements for business combinations prescribed by FASB ASC 815, Business Combinations (“FASB ASC 805”). The requirements retain the purchase method of accounting for acquisitions, but require a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The above provisions for changes in accounting requirements prescribed by FASB ASC 805, effective for the Company beginning July 1, 2009, were adopted in the first quarter of fiscal 2010 with no impact on our financial statements at December 31, 2009.

FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) establishes a standard definition of fair value, and a framework under generally accepted accounting principles to measure fair value and expands disclosure requirements for fair value measurements. On July 1, 2008, the Company adopted the provisions of FASB ASC 820 for assets and liabilities measured or disclosed at fair value on a recurring basis. The provisions of FASB ASC 820 were adopted for nonfinancial assets and liabilities measured on a non-recurring basis on July 1, 2009 and had no impact on our financial statements at December 31, 2009 as we currently have no nonfinancial assets and liabilities measured on a non-recurring basis at fair value.

In June 2008, the FASB issued revisions to FASB ASC 260, Earnings Per Share (“FASB ASC 260”) which prescribe guidelines on determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. Further, the revisions clarify that unvested

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009 and 2008

share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. The above provisions are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In December 2009 we issued 54,348 participating restricted shares, which have been included as shares outstanding for purposes of calculating earnings per share.

NOTE I – DEBT

Outstanding debt (in thousands):

	December 31, 2009	June 30, 2009
Term loan	$270,823	$272,570
Revolving credit facility	400	—
Note payable for insurance premium	2,609	—

	273,832	272,570
Less current maturities	5,307	2,715

Total long-term debt	$268,525	$269,855

1. Term Loan

The $280.0 million Term Loan has a seven-year term, maturing June 27, 2013. The Term Loan provides for quarterly principal repayments of 0.25% of the outstanding principal balance thereof. Furthermore, the Term Loan requires annual prepayments equal to a specified percentage, which varies depending upon our calculated Leverage Ratio, of excess cash flow. The required payment under the mandatory prepayment with excess cash flow provision varies depending upon our calculated Leverage Ratio. For excess cash flow generated in fiscal year ended June 30, 2009, we made a payment of $0.4 million in October 2009. No such prepayment was required for fiscal 2008.

The Term Loan bears interest at a floating rate, which, at our option, is based on LIBOR or the prime rate plus a spread. At December 31, 2009, our Term Loan spread and total interest rate was 2.50% and 2.875%, respectively. The Term Loan is secured by a first priority lien on all tangible and intangible fixed assets and is cross collateralized with the $140.0 million Revolving Credit Facility. The Term Loan agreement includes certain restrictive covenants, which include but are not limited to, limitations on debt, mergers and acquisitions, restricted payments, investments, asset sales, liens and transactions with affiliates. As of December 31, 2009, we were in compliance with Term Loan covenants.

2. Revolving Credit Facility

The asset-based Revolving Credit Facility has a five-year term, maturing on June 27, 2011, and bears interest at a floating rate, which, at our option, is based on LIBOR or the prime rate plus a spread. At December 31, 2009, our Revolving Credit Facility spread and total interest rate was 2.5% and 5.75%, respectively. In March 2008, we exercised an accordion feature of the Revolving Credit Agreement which increased the availability under the facility from $115.0 million to $140.0 million. With the exercise of the accordion feature there were no changes in the terms, covenants or pricing of the facility.

On February 10, 2009, the Revolving Credit Agreement was amended to provide additional flexibility. In part, the amendment eliminated certain covenant tests related to the springing fixed charge coverage ratio and provided for additional liquidity. Pricing under the facility was amended from a matrix pricing grid to a set spread over Base Rate and LIBOR. The agreement called for an absolute block on availability which escalated from $15.0 million from the amendment date to $20.0 million on January 1, 2010, where it will remain for the term of the facility.

The availability under the facility is limited to our current borrowing base (comprised of 85% of eligible accounts receivable and 65% of eligible inventory), further reduced by the availability block. The facility calls for a commitment fee of 0.375% of the undrawn portion of the commitments under the Revolving Credit Facility. The loan is secured by a first lien on cash, accounts receivable, inventory, and certain intangibles and is cross collateralized with the Term Loan. The Revolving Credit Facility has certain restrictive covenants which include, but are not limited to, limitations on debt, mergers and acquisitions, restricted payments, investments, asset sales, liens and transactions with affiliates. As of December 31, 2009, borrowings under the facility were $0.4 million and the amount available was $122.1 million.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009 and 2008

NOTE J – FAIR VALUE AND DERIVATIVE FINANCIAL INSTRUMENTS

1. Fair Value

Within the framework for measuring fair value, FASB ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard defines the three levels of inputs used to measure fair value as follows:

•	Level 1: Inputs are unadjusted quoted prices for identical assets or liabilities in active markets, which primarily consist of financial instruments traded on exchange or futures markets.

•

Level 2: Inputs are other than quoted prices in active markets (included in Level 1), which are directly or indirectly observable as of the financial reporting date, which includes derivative instruments transacted primarily in over-the-counter markets.

•	Level 3: Unobservable inputs, which include inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

The table below presents the balance of liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

Description	Significant other observable inputs (Level 2)	Total

Derivative liabilities	$2,092	$2,092

Our only financial instrument as of December 31, 2009 was an interest rate swap, for which the fair value is measured based on significant other observable inputs (i.e., Level 2 inputs). Since this financial instrument was in a liability position, we evaluated risk of non-performance as a component of the recorded fair value.

2. Derivative Financial Instruments

The nature of our business involves market and financial risks. Specifically we are exposed to commodity price risks and interest rate variabilities. We seek to manage commodity price risks and interest rate variabilities with commodity swap and interest rate swap instruments.

None of our derivative instruments were designated as hedges; consequently, changes in the fair values have been recognized in earnings in the period the changes occur.

The following table shows the location and fair value of our derivative instrument reported in the consolidated balance sheets at December 31, 2009, and June 30, 2009 (in thousands):

	Balance Sheet Location	December 31, 2009	June 30, 2009
Derivative description:
Interest Rate Swap	Accrued liabilities	$2,092	$3,464

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009 and 2008

For the periods shown, the amount of all gains and losses recognized in income on derivatives not designated as hedging instruments are as follows:

	Location of (Gains) Losses Recognized in Income on Derivatives	Amount of All (Gains) Losses Recognized in Income on Derivatives for the Three Months Ended December 31,
		2009	2008
Derivative description:
Interest Rate Cap	Unrealized (gain) loss on derivatives	$—	$23
Interest Rate Swap	Unrealized (gain) loss on derivatives	(928)	4,061
	Interest expense	1,079	—
Commodity Swaps	Cost of sales	961	(4,852)
	Unrealized (gain) loss on derivatives	(240)	874

		$872	$106

	Location of (Gains) Loss Recognized in Income on Derivatives	Amount of All (Gains) Losses Recognized in Income on Derivatives for the Six Months Ended December 31,
		2009	2008
Derivative description:
Interest Rate Cap	Unrealized (gain) loss on derivatives	$—	$22
Interest Rate Swap	Unrealized (gain) loss on derivatives	(1,372)	4,458
	Interest expense	2,047	209
Commodity Swaps	Cost of sales	652	(4,852)
	Unrealized (gain) loss on derivatives	—	874

		$1,327	$711

In June 2008, we entered into a two-year interest rate swap whereby we effectively fixed the interest rate at 3.406% plus a spread of 2.5% (total fixed rate of 5.906%) on $135.0 million of our outstanding variable rate debt. The interest rate swap expires on June 30, 2010.

In October 2006, as required under our Term Loan, we entered into an interest rate cap agreement for a one-time expense of approximately $0.3 million. The interest rate cap provided protection on $120.0 million of our Term Loan over a three year period, which ended October 31, 2009, if LIBOR exceeded 6.0%.

We may periodically use interest rate swaps to manage interest rate exposure between fixed and floating rates on our long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated using an agreed-upon notional principal amount. The counter-parties to the interest rate swap agreements are financial institutions with investment grade ratings.

During the first quarter of fiscal 2010 we entered into a series of commodity swaps to mitigate risk on our fuel-related products inventory. The swaps matured on the last day each of the four months ending December 31, 2009 and in the three and six months ending December 31, 2009 resulted in aggregate net realized losses of $1.0 million and $0.7 million, respectively. During the second quarter of fiscal 2009 we entered into a series of commodity swaps, to mitigate risk of loss on our fuel related inventory. The swaps that matured at various dates through December 2008 resulted in aggregate net realized gains of $4.9 million in the three and six months ended December 31, 2008.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009 and 2008

The fair value of the interest rate swap is recorded on the balance sheet as a liability at December 31 and June 30, 2009 for $2.1 million and $3.5 million, respectively. None of these instruments were designated as hedges; consequently, changes in the fair values have been recognized in earnings in the period the changes occur. In the three and six months ended December 31, 2009 and 2008 we recorded net unrealized gains of $1.2 million and $1.4 million, respectively, and realized losses of $5.0 million and $5.4 million, respectively.

NOTE K – EARNINGS PER SHARE

Basic income per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted income per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.

Basic and diluted earnings per share are computed as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(Unaudited)
Basic earnings per share:
Net income (loss) available to common shareholders	$8,375	$(26,697)	$12,079	$(25,309)

Average common shares outstanding, including nonvested restricted stock	17,915	17,686	17,880	17,741

Basic earnings per share	$0.47	$(1.51)	$0.68	$(1.43)

Diluted earnings per share:
Net income (loss) available to common shareholders	$8,375	$(26,697)	$12,079	$(25,309)

Average common shares outstanding	17,915	17,686	17,880	17,741
Add: common stock equivalents:
Stock options and restricted stock	—	—	—	—

Diluted average common shares outstanding	17,915	17,686	17,880	17,741

Diluted earnings per share	$0.47	$(1.51)	$0.68	$(1.43)

Anti-dilutive stock options and restricted stock not included in the treasury stock method	1,166	1,172	1,166	1,172

Average grant price of stock options and restricted stock not included in the treasury stock method	$17.37	$17.41	$17.37	$17.41

NOTE L – INCOME TAXES

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law, which extended the federal income tax carry-back period from two years to three, four or five years for a single loss year beginning or ending in calendar year 2008 or 2009, at the taxpayer’s election. In December 2009 we applied for a refund of income taxes paid for fiscal years 2004, 2005 and 2006. Of the total amount of the fiscal 2009 net operating loss, we applied to carry back $124.3 million, which, if granted, would allow us to recover $39.8 million of income taxes paid in fiscal 2004, 2005 and 2006. If granted, the remaining portion of the fiscal 2009 net operating loss of $8.3 million would be carried forward to offset future taxable income.

As a result of filing our income tax return and application for refund in December, we reclassified the amount of the refund of $39.8 million from long-term deferred tax liabilities to federal income taxes receivable on the December 31, 2009 condensed consolidated balance sheet.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009 and 2008

In conjunction with the refund claim, we permanently lost a Domestic Production Deduction originally claimed on our fiscal 2006 tax return in the amount of $1.0 million. Since the tax law change which provided for the extended carry-back period occurred in the second quarter of fiscal year 2010, the total impact on the tax provision of the loss of this deduction was recorded as a permanent difference in that quarter. As a result, our overall effective income tax rates were higher than the statutory 35% rate for the three and six month periods ended December 31, 2009 at 41.8% and 40.5%, respectively.

NOTE M – COMMITMENTS AND CONTINGENCIES

1. Legal Matters

From time to time, we are party to routine litigation incidental to the normal course of our business, which primarily involves personal injury or exposure to our chemical products or feedstocks. We intend to defend these actions vigorously and believe, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to our financial condition or results of operations. Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. To the extent that we are named in any legal proceedings relating to the assets acquired from Huntsman Petrochemical Corporation and Huntsman Fuels, LP (collectively, “Huntsman”) on June 27, 2006 (the “Port Neches Assets”) where the alleged events giving rise to the proceeding occurred prior to our ownership of the assets we acquired from Huntsman, we should be indemnified in such proceedings by Huntsman, subject to the terms and limitations contained in the Purchase and Sale Agreement with Huntsman.

2. MTBE Litigation

During the last week of March 2007, four different local governmental authorities in the United States (City of Inverness Water District, City of Tampa Bay Water District, Homosassa Water District and the City of Crystal River) filed separate suits against our company and other co-defendants in the United States District Court for the Southern District of New York alleging that MTBE, a product made by several petrochemicals companies including our company, may have contaminated the soil and groundwater of their respective jurisdictions. Each of these governmental authorities is seeking more than $1.5 billion in compensatory and punitive damages from all of the defendants in the aggregate. There is no specific amount of damages sought from our company in particular.

On March 31, 2009, eight different local governmental authorities in the United States (South Farmingdale Water District, Plainview Water District, Oyster Bay Water District, Manhasset-Lakeville Water District, City of Glen Cove Water District, Garden City Park Water District, Incorporated Village of Garden City and Bethpage Water District) each filed additional separate suits against our company and other co-defendants alleging similar damages in the Supreme Court of the State of New York, County of Nassau. On March 31, 2009, four different local governmental authorities in the United States (Town of Riverhead Water District, Town of Huntington/Dix Hills Water District, City of Greenlawn Water District and South Huntington Water District) each filed additional separate suits against our company and other co-defendants alleging similar damages in the Supreme Court of the State of New York, County of Suffolk. On May 12, 2009, Aqua New York of Sea Cliff, Inc., a local governmental authority in the United States, filed an additional separate suit against our company and other co-defendants alleging similar damages in the Supreme Court of the State of New York, County of Nassau. On August 31, 2009, Hampton Bays Water District, a local governmental authority in the United States, filed an additional separate suit against our company and other co-defendants alleging similar damages in the Supreme Court of the State of New York, County of Suffolk. Each of these governmental authorities is seeking more than $1.5 billion in compensatory and punitive damages from all of the defendants in the aggregate. There is no specific amount of damages sought from our company in particular.

MTBE, or Methyl Tertiary Butyl Ether, is a product formerly made by our company at our Houston and Port Neches facilities. Our Houston facility still produces amounts of MTBE as an intermediary step for the production of some of our Performance Products and for limited sales in markets outside of the United States.

We intend to defend our company against these claims vigorously. The dates of potential contamination alleged by the petitions also may predate the Chapter 11 bankruptcy proceedings of Texas Petrochemicals LP (now TPC Group LLC) and thus may also be barred by virtue of those bankruptcy proceedings. In addition, the Port Neches acquisition agreement with Huntsman includes an obligation of Huntsman to indemnify us for claims related to MTBE without monetary limitation for up to eight years from the June 2006 closing date for any claims arising from an act predating the acquisition, subject to time limitations. The date(s) of contamination alleged by plaintiffs’ petitions all predate the plant’s acquisition by us, and accordingly we have notified Huntsman of the suits and their obligation to defend and indemnify us from and against these claims.

`Reserves have been provided in an aggregate amount we consider reasonable with respect to these claims. There can be no assurance, however, as to when these lawsuits and related issues may be resolved or the degree of any adverse affect these matters

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009 and 2008

may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations.

3. Environmental and Safety Matters

We are subject to extensive federal, state, local and foreign environmental laws, regulations, rules and ordinances. These include, for example:

•

the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state laws that impose requirements for the generation, handling, transportation, treatment, storage, disposal and cleanup of waste from our facilities;

•

the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) also known as “Superfund,” and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal;

•	the federal Clean Water Act (“CWA”) and analogous state laws and regulations that impose detailed permit requirements and strict controls on discharges of waste water from our facilities;

•	the federal Clean Air Act (“CAA”) and comparable state laws and regulations that impose obligations related to air emissions; and

•	federal and state laws and regulations currently under development to address greenhouse gas (“GHG”) emissions.

In the ordinary course of business, we undertake frequent environmental inspections and monitoring and are subject to occasional investigations by governmental enforcement authorities. In addition, our production facilities require a number of environmental permits and authorizations that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements or the discovery of releases of hazardous substances at or from our facilities could result in restrictions or prohibitions on plant operations, significant remedial expenditures, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict and/or joint and several liabilities. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

We are committed to establishing and maintaining compliance with applicable environmental, health, safety (including process safety) and security (“EHS&S”) legal requirements, and we have developed policies and management systems intended to identify the various EHS&S legal requirements applicable to our operations and facilities, enhance and assure compliance with applicable requirements, ensure the safety of our employees, contractors, community neighbors and customers, and minimize the generation of wastes, the emission of air contaminants and the discharge of pollutants. These EHS&S management systems also serve to foster efficiency and improvement and to reduce operating risks.

The following is a summary of some of the existing laws, rules and regulations to which our business operations are subject.

Waste Management. The federal RCRA and comparable state statutes, laws and regulations regulate the generation, handling, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous solid wastes. In the course of our operations, we generate industrial wastes that are regulated as hazardous wastes.

Comprehensive Environmental Response, Compensation, and Liability Act. The federal CERCLA and comparable state statutes, laws and regulations impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and past owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA and comparable statutes, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain environmental studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009 and 2008

Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or operated by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, or remediate contaminated property to prevent future contamination.

To the extent that liabilities arise from operations or events relating to our Port Neches facility that occurred prior to our ownership of the facility, we will generally be entitled to be indemnified by Huntsman for eight years after the June 2006 closing, subject to the terms and limitations of the indemnity provisions contained in the Purchase and Sale Agreement with Huntsman. We can provide no assurance, however, that all of such matters will be covered by the indemnity, that the indemnifying party will honor its obligations, or that the existing indemnities will be sufficient to cover the liabilities for such matters.

Water Discharges. The federal CWA and comparable state statutes, laws, and regulations impose restrictions and strict controls with respect to the discharge of pollutants in waste water and storm water, including spills and leaks of oil and other substances, into regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the United States Environmental Protection Agency (“EPA”) or an analogous state agency. Spill prevention, control and countermeasure requirements may require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. Regulatory agencies can also impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

Air Emissions. The federal CAA and comparable state statutes, laws and regulations regulate emissions of various air pollutants or contaminants through air emissions permitting programs and the imposition of other requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of projects or facilities expected to emit air contaminants or result in the increase of existing emissions of air contaminants, and to obtain and strictly comply with air permits containing various emissions limitations and operational requirements, including the utilization of specific emission control technologies to limit emissions of particular pollutants. In addition, the EPA and state regulatory agencies have developed, and continue to develop, stringent regulations governing emissions of air contaminants at specified sources. Regulatory agencies can also impose administrative, civil and criminal penalties for non-compliance with air permits or other legal requirements regarding air emissions. Depending on the state-specific statutory authority, individual states may be able to impose air emissions limitations that are more stringent than the federal standards imposed by the EPA.

Permits and related compliance obligations under the CAA, as well as changes to state implementation plans for controlling air emissions in regional non-attainment areas, including the Houston-Galveston-Brazoria ozone non-attainment area, may require our operations to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies. For example, as part of our efforts to comply with rules changes related to the emissions of nitrogen oxides (“NOx”) from our facilities, we installed two new, low-NOx boilers at each of our Houston and Port Neches facilities in fiscal 2006 through 2008, for a total capital investment of more than $40 million. Failure to comply with these emission control requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and enforcement actions. Our facilities may also be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

Legislative and regulatory measures to address concerns that emissions of certain gases, commonly referred to as GHGs, including carbon dioxide, may be contributing to warming of the Earth’s atmosphere are in various phases of discussions or implementation at the international, national, regional and state levels. The petrochemical industry is a direct source of certain GHG emissions, namely carbon dioxide, and future restrictions on such emissions could impact our future operations. In the United States, federal legislation imposing restrictions on GHG is under consideration. In addition, the EPA is taking steps that would result in the regulation of GHGs as pollutants under the CAA. Furthermore, in September 2009 the EPA finalized regulations taking effect in 2010 that require monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements. Although this new rule does not control GHG emission levels from any facilities, it will cause us to incur monitoring and reporting costs. In December 2009, the EPA issued a finding that GHGs in the atmosphere endanger public health and welfare, and that emissions from mobile sources cause or contribute to GHGs in the atmosphere. The endangerment finding will not immediately affect our operations, but standards eventually promulgated pursuant to these findings could affect our operations and ability to obtain air permits for new or modified facilities. Moreover, lawsuits have been filed seeking to force the federal government to regulate GHG emissions under the CAA and to require individual companies to reduce GHG emissions from their operations. These and other lawsuits relating to GHG emissions may result in decisions by state and federal courts and agencies that could impact our operations and ability to obtain certifications and permits to construct future projects.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009 and 2008

Passage of climate change legislation or other federal or state legislative or regulatory initiatives that regulate or restrict GHG emissions in areas in which we conduct business could adversely affect the demand for our products, and depending on the particular program adopted, could increase the costs of our operations, including costs to operate and maintain our facilities, to install new emission controls on our facilities, to acquire allowances to authorize our GHG emissions, to pay any taxes related to our GHG emissions and/or to administer and manage a GHG emissions program. At this time, it is not possible to accurately estimate how laws or regulations addressing GHG emissions would impact our business, but we do not believe that the impact on us will be any more burdensome to us that to any other similarly situated companies.

In addition to potential impacts on our business resulting from climate-change legislation or regulations, our business also could be negatively affected by climate-change related physical changes or changes in weather patterns. A loss of coastline in the vicinity of our facilities, which are located near the Gulf of Mexico, or an increase in severe weather patterns could result in damages to or loss of our physical assets and/or a disruption of our supply and distribution channels. Changes of this nature could have a material adverse impact on our business, In addition to potential direct impacts on us, climate change legislation or regulation and climate change related physical changes could affect entities that provide goods and services to us and indirectly have an adverse affect on our business as result of increases in the costs or availability of such goods or services. At this time, it is not possible to accurately project the effects of any such indirect impacts. In addition to the requirements imposed upon us by law, we also enter into other agreements from time to time with state and local environmental agencies either to avoid the risks of potential regulatory action against us or to implement improvements that exceed current legal requirements. To that end, we have entered into the following agreements that will require us to reduce our emissions of butadiene and other volatile organic compounds at our Houston facility as described below:

•

In June 2005, we executed a Voluntary Emissions Reduction Agreement (“VERA”) with the Texas Commission on Environmental Quality (“TCEQ”), in which we agreed to reduce emissions of butadiene from three main sources at our Houston facility by fifty percent by the end of December 2008. We were in substantial compliance with the reduced emissions threshold by the agreed deadline, and are in on-going discussions on continued emission reductions. In addition to the emissions reductions, we committed to a series of operational initiatives, including the installation of a state-of-the-art fence line monitoring system to detect emissions at our Houston facility. Similarly, in December 2005, we entered into a Settlement Agreement with the City of Houston (“COH”), in which we agreed to many of the same emissions reductions and operational commitments contained in the VERA in exchange for a global release by COH of potential claims that could be asserted against us related to past emissions events.

•

In January 2009, we signed an Agreed Corrective Action Order (“ACAO”) with TCEQ related to our Houston facility. The ACAO was approved by the TCEQ Commissioners in April 2009 following a public agenda hearing. The ACAO obligates us to undertake a five-year, $20 million incremental spending program on projects designed to enhance environmental performance that would not normally have been done as part of routine maintenance at our Houston facility. We expect to implement the required measures and incur the incremental spending through a combination of (a) increases in our annual maintenance and capital expenditures throughout the five-year period and (b) additional expenditures in connection with our regularly scheduled turnarounds (typically occurring every three to four years). We expect to fund the incremental expenditures from our operations and/or from borrowings under our Revolving Credit Facility and do not expect the expenditures to have a material impact on our operations or liquidity. In the ACAO, we also commit to reduce emissions of volatile organic compounds from discrete emissions events at our Houston facility on a rolling twelve-month basis by more than thirty-five percent of annual pre-ACAO levels.

Chemical Product Safety Regulation. The products we make are subject to laws and regulations governing chemical product safety, including the federal Toxic Substances Control Act (“TSCA”) and chemical product safety laws in jurisdictions outside the United States where our products are distributed. The goal of TSCA is to prevent unreasonable risks of injury to health or the environment associated with the manufacture, processing, distribution in commerce, use or disposal of chemical substances. Under TSCA, the EPA has established reporting, record-keeping, testing and control-related requirements for new and existing chemicals with which we must comply. In December 2006, the European Union adopted a new regulatory framework concerning the Registration, Evaluation and Authorization of Chemicals (known as REACH), which entered into force on June 1, 2007. One of its main objectives is the protection of human health and the environment. REACH requires manufacturers and importers to gather information on the properties of their substances that meet certain volume or toxicological criteria and register the information in a central database to be maintained by a Chemical Agency in Finland. REACH also contains a mechanism for the progressive substitution of the most dangerous chemicals when suitable alternatives have been identified. We met the deadline of December 1, 2008 for the pre-registration of those chemicals manufactured in, or imported into, the European Economic Area in quantities of one metric ton or more that were not otherwise exempted. Complete registrations containing extensive data on the characteristics of the chemicals will be required in three phases, depending on production usage or tonnage imported per year, and the toxicological criteria of the chemicals. The first registrations are required in 2010; subsequent registrations are due in 2013 and 2018. The toxicological criteria considered for registration determinations are carcinogenicity, mutagenicity, reproductive toxicity (category 1 and 2), and aquatic toxicity. By June 1, 2013, the Commission will review whether substances with endocrine disruptive properties should be

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009 and 2008

authorized if safer alternatives exist. By June 1, 2019, the Commission will determine whether to extend the duty to warn from substances of very high concern to those that could be dangerous or unpleasant. We do not expect that the costs to comply with current chemical product safety requirements or REACH will be material to our operations or financial position. It is possible that other regions in which we operate could follow the European Union approach and adopt more stringent chemical product safety requirements.

Health and Safety Regulation. We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, laws and regulations. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The Occupational Safety and Health Administration’s hazard communication standard, the EPA’s community right-to-know regulations under the Title III of CERCLA and similar state laws require that we organize and/or disclose information about hazardous materials used or produced in our operations.

Our operations are also subject to standards designed to ensure the safety of our processes, including OSHA’s Process Safety Management standard. The Process Safety Management standard imposes requirements on regulated entities relating to the management of hazards associated with highly hazardous chemicals. Such requirements include conducting process hazard analyses for processes involving highly hazardous chemicals, developing detailed written operating procedures, including procedures for managing change, and evaluating the mechanical integrity of critical equipment. As a result of a process safety audit of our Houston plant conducted by OSHA’s local office under its process safety Regional Emphasis Program, we entered into a compliance agreement on October 6, 2007 with OSHA, which agreement requires us to implement certain corrective actions on a three-year timetable through approximately June 2010. We are currently in compliance with all deadlines in the compliance agreement.

Security Regulation. We are subject to the requirements of the United States Department of Homeland Security’s Chemical Facility Anti-Terrorism Standard at our Baytown facility and the Marine Transportation Security Act at our Houston, Port Neches, and Lake Charles facilities. These requirements establish minimum standards for security at chemical facilities and marine-based chemical facilities, respectively. We are currently in the process of scope definition and engineering design of facility modifications for compliance with these requirements. Under the Marine Transportation Security Act, we have been awarded partial grants to assist with compliance at the Port Neches and Houston facilities.

NOTE N – EMPLOYEE BENEFITS

1. Retirement Plan

We sponsor a defined contribution plan that is available to all full-time employees after the first day of the month following their employment date. Employees can contribute up to 25% of their base compensation to a tax-deferred fund not to exceed $16,500 for both 2010 and 2009. We match at the rate of one dollar for each dollar contributed by the employee up to 5% of such employee’s base compensation and contributions vest immediately. Our expense to match employee contributions was approximately $1.0 million and $1.1 million for the six months ended December 31, 2009 and 2008, respectively. Additionally, we made discretionary contributions to the plan of approximately $0.5 million and $0.5 million for the six months ended December 31, 2009, and 2008, respectively.

2. Stock Compensation Plans

In December 2004, our stockholders approved the 2004 Stock Award Plan (the “Plan”). In March 2006, we amended the Plan to reserve up to an additional 788,433 shares of common stock under the Plan. The Plan reserves 2,613,317 shares of our common stock in the form of 1,331,722 stock options and 1,281,595 restricted stock awards for issuance to certain of our directors, officers and employees. The stock option and restricted stock awards under the Plan vest over a period of five years or less. While the Plan expires on its own terms effective December 15, 2010 for purposes of new grants, outstanding awards remain in effect after the Plan’s expiration date, per the terms of the award agreements.

In November 2008, our stockholders approved the 2009 Long Term Incentive Plan (the “2009 Plan”), which reserves up to 1,250,000 shares of common stock for awards granted, in whole or in part, in common stock, including rights or options which may be exercised for or settled in common stock. Awards under the 2009 Plan vest over a period of ten years or less, per the terms of the award agreements. The 2009 Plan expires on its own terms effective November 11, 2018 for purposes of new grants. In December 2009 we issued the first awards from the 2009 Plan, consisting of 54,348 shares of participating restricted stock.

Stock-based compensation expense for the three months ended December 31, 2009 and 2008 was $0.4 million and $1.8 million, respectively, and for the six months ended December 31, 2009 and 2008 was $0.6 million and $3.6 million, respectively. Stock-based compensation expense was recorded as a component of general and administrative expenses in the accompanying Condensed

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009 and 2008

Consolidated Statements of Operations. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rate at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock. We have not historically paid any dividends.

The following table summarizes the components of our stock-based compensation programs recorded as expense (in thousands):

	Three Months Ending December 31,		Six Months Ending December 31,
	2009	2008	2009	2008
Restricted stock:
Pretax compensation expense	$250	$1,370	$410	$2,739
Tax benefit	(88)	(479)	(144)	(959)

Restricted stock expense, net of tax	162	891	266	1,780

Stock options:
Pretax compensation expense	126	421	206	843
Tax benefit	(44)	(148)	(72)	(295)

Stock option expense, net of tax	82	273	134	548

Total stock based compensation:
Pretax compensation expense	376	1,791	616	3,582
Tax benefit	(132)	(627)	(216)	(1,254)

Total stock based compensation expense, net of tax	$244	$1,164	$400	$2,328

As of December 31, 2009, we had unrecognized compensation cost related to restricted stock and stock options of $0.6 million and $0.2 million of, respectively.

3. Defined Benefit Pension Plan

On January 1, 2007, we established a cash balance plan for the benefit of represented employees at the Port Neches facility acquired from Huntsman in June 2006. Participation in the cash balance plan is subject to terms of negotiated contracts. For participating employees, the cash balance plan benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants with service under the Huntsman defined benefit plan may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years. The plan’s assets are maintained by trustees in separately managed portfolios consisting of equity and fixed income securities.

Net periodic pension cost consists of the following components (in thousands):

	Three Months Ending December 31,		Six Months Ending December 31,
	2009	2008	2009	2008
Components of net periodic pension cost:
Service cost	$332	333	$664	666
Interest cost	55	32	110	64
Expected return on assets	(35)	(20)	(70)	(40)
Amortization of actuarial loss	14	3	28	6

	$366	$348	$732	$696

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009 and 2008

NOTE O – SEGMENT INFORMATION

We manage our core business as two operating segments based on the products we offer and the markets we serve. Our organizational structure is designed to most effectively manage our business segments and service the needs of our customers. Our operating segments are the C4 Processing business and the Performance Products business.

In the C4 Processing business, we process the crude C4 stream into several higher value components, namely butadiene, butene-1, raffinates and MTBE. In our Performance Products business, we produce high purity isobutylene, process isobutylene to produce higher value derivative products such as polyisobutylene and diisobutylene, and produce nonene and tetramer at our Baytown facility. With the completion of our isobutylene processing unit in the first quarter of fiscal 2008, we idled our Houston dehydrogenation units and stopped production of MTBE from those units. Subsequent to the dehydrogenation units being idled, MTBE has been produced only from our C4 processing activities at significantly reduced volumes, and is used either as a feedstock to the Performance Products segment or sold opportunistically into overseas markets. From third quarter of fiscal 2008 forward, MTBE revenues and operating results are included in our C4 Processing segment category for reporting purposes.

We produce steam and electricity for our own use at our Houston facility and we sell a portion of our steam production as well as excess electricity, which is also reported as part of our C4 Processing segment. The revenues and expenses related to sale of steam and electricity are not significant and are included in the C4 Processing segment.

The primary products produced in our C4 Processing segment and their primary uses are as follows:

•	Butadiene - primarily used to produce synthetic rubber that is mainly used in tires and other automotive products;

•	Butene-1 - primarily used in the manufacture of plastic resins and synthetic alcohols;

•	Raffinates - primarily used in the manufacturing of alkylate, a component of premium unleaded gasoline;

•	Methyl Tertiary Butyl Ether (“MTBE”) - primarily used as a gasoline blending stock.

The primary products produced in our Performance Products segment and their primary uses are as follows:

•	High purity isobutylene (“HPIB”) - primarily used in the production of synthetic rubber, lubricant additives, surfactants and coatings;

•	Conventional polyisobutylenes (“PIB”) and highly reactive polyisobutylenes (“HR-PIB”) - primarily used in the production of fuel and lubricant additives, caulks, adhesives, sealants and packaging;

•	Diisobutylene - primarily used in the manufacture of surfactants, plasticizers and resins;

•	Nonene and tetramer - primarily used in the production of plasticizers, surfactants, and lubricant additives.

1. Reportable Segments

The following table provides sales volumes, revenues, cost of sales and Adjusted EBITDA by reportable segment for the periods presented. The table also provides a reconciliation of Adjusted EBITDA to Net Income, the most direct comparative GAAP measure reported in the Consolidated Statements of Operations. Adjusted EBITDA is not a measure computed in accordance with GAAP. Accordingly it does not represent cash flow from operations, nor is it intended to be presented herein as a substitute to operating income or net income as indicators of our operating performance. We calculate Adjusted EBITDA in accordance with our credit facilities, meaning earnings before interest, taxes, depreciation and amortization, then adjusted to add back certain additional items. Such additional items include certain non-cash items defined by the credit facilities and reflected in the Reconciliation of Adjusted EBITDA to Net Income below. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies; therefore, it may not be comparable to other companies.

Adjusted EBITDA is the primary performance measurement used by senior management and our Board of Directors to evaluate operating results and to allocate capital resources between our business segments. We also are presenting Adjusted EBITDA because our lenders require us to report this measure (referred to as Consolidated EBITDA in the credit facilities) to them, and the measure is

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009 and 2008

used in ratio calculations that affect our ability to pay dividends and other distributions, and to make certain investments and acquisitions, in compliance with covenants under our credit facilities.

Sales volumes and financial results by operating segment are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Sales volumes (lbs):
C4 Processing	680,620	591,081	1,265,600	1,096,107
Performance Products	140,745	174,920	289,924	340,178

	821,365	766,001	1,555,524	1,436,285

Revenues:
C4 Processing	$337,401	$322,333	$604,410	$737,267
Performance Products	78,358	87,666	151,515	216,077

	$415,759	$409,999	$755,925	$953,344

Cost of sales (1):
C4 Processing	$302,189	$316,057	$524,384	$692,502
Performance Products	64,544	71,196	124,785	176,014

	$366,733	$387,253	$649,169	$868,516

Adjusted EBITDA (2):
C4 Processing	$29,352	$(18,095)	$50,407	$(7,559)
Performance Products	4,512	8,047	8,391	22,712
Corporate	(6,628)	(7,019)	(11,611)	(13,958)

	$27,236	$(17,067)	$47,187	$1,195

(1)	Excludes depreciation and amortization and operating expenses.
(2)	See above for further discussion of our calculation of Adjusted EBITDA and its use, and see below for a reconciliation of Adjusted EBITDA to net income (loss).

2. Segment Assets

We do not identify and report assets by segment internally; consequently, such information is not presented herein.

3. Intersegment Sales

Inter-segment product transfers from the C4 Processing segment to the Performance Products segment are not significant and, as such, are not reported as inter-segment revenues.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009 and 2008

Reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended December 31 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Adjusted EBITDA (1):
C4 processing	$29,352	$(18,095)	$50,407	$(7,559)
Performance products	4,512	8,047	8,391	22,712
Corporate	(6,628)	(7,019)	(11,611)	(13,958)

Adjusted EBITDA	27,236	(17,067)	47,187	1,195

Reconciliation
Income taxes	(6,022)	12,726	(8,238)	11,912
Interest expense, net	(3,811)	(5,178)	(7,494)	(9,242)
Depreciation and amortization	(9,823)	(10,636)	(20,117)	(20,653)
Non-cash stock-based compensation	(373)	(1,584)	(631)	(3,167)
Unrealized gain (loss) on derivatives	1,168	(4,958)	1,372	(5,354)

Net income (loss):	$8,375	$(26,697)	$12,079	$(25,309)

(1)	Adjusted EBITDA does not include non-cash stock-based compensation and unrealized gains and losses on derivatives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Amendment No. 1 to our registration statement on Form 10 filed on January 8, 2010.

Overview

We manage our business and conduct our activities in two operating segments, our C4 Processing segment and our Performance Products segment. These two operating segments are our primary reporting segments. In the C4 Processing segment, we process the crude C4 stream into several higher value components, namely butadiene, butene-1, raffinates and MTBE. In our Performance Products segment, we produce high purity isobutylene and we also process isobutylene to produce higher value derivative products, such as PIB and DIB. We also process refinery grade propylene into nonene, tetramer and associated by-products as a part of our Performance Products segment. We produce steam and electricity for our own use at our Houston facility, and we sell a portion of our steam production as well as excess electricity, which is reported as part of our C4 Processing segment.

The primary driver of our businesses is general economic and industrial growth. Our results are impacted by the effects of economic upturns or downturns on our customers and our suppliers, as well as on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes; therefore, factors that impact their industries could significantly affect our results across all our product lines. In particular, our feedstock costs and product prices are susceptible to volatility in pricing and availability of crude oil, natural gas and oil-related products such as unleaded regular gasoline.

The petrochemicals industry is very competitive. We compete with companies of varying size, financial strength and availability of resources.

Material Industry Trends

The economic crisis that began during the latter part of the first quarter of fiscal 2009 continued to develop through the remainder of the first half of fiscal 2009, resulting in a significant decline in the prices for our products during the second quarter of fiscal 2009. In response to these developments, in order to reduce operating costs and match production to the reduced needs of our customers and suppliers, we temporarily idled various production units at both our Houston and Port Neches facilities in December 2008. We also released a portion of our contractor workforce to further reduce costs.

During the third quarter of fiscal 2009, we noticed improvement in demand for some products relative to the previous months, and we restarted all of the production facilities that we idled in December 2008. However, our butadiene production was negatively impacted by reduced supply of crude C4, the raw material input for our C4 Processing extraction process. We receive most of our crude C4 from steam crackers, which are designed to process naphtha and natural gas liquids into ethylene. Crude C4 is a byproduct of the ethylene production process. The volume of crude C4 produced by the ethylene producers is driven by the amount of ethylene production and the composition of the steam cracker’s feedstock. Some major ethylene producers have the flexibility to vary from light feedstocks, such as natural gas liquids (NGLs), to heavier feedstocks, such as naphtha, or vice versa depending on the economics of the feedstock. When ethylene producers process heavier feedstock, greater volumes of crude C4 are produced. However, when light feedstocks are inexpensive relative to heavy feedstocks, the producers may choose to process those light feedstocks instead, a process referred to as “light cracking,” which results in lower volumes of crude C4 production. Since the third quarter of fiscal 2008, NGL prices have been attractive relative to naphtha. As a result, light cracking has continued to be prevalent through the first half of fiscal 2010, and crude C4 supply has been reduced, thereby decreasing our butadiene production and sales volumes. Crude C4 availability has also been affected by lower operating rates of ethylene crackers.

In sharp contrast to fiscal 2009, the first half of fiscal 2010 has been characterized by an underlying stability in petroleum prices and related commodity market indices. Since a substantial portion of our raw material costs and product selling prices are tied to these commodity indices (such as indices based on the price of unleaded regular gasoline, butane, isobutane or refinery grade propylene), during the first half of fiscal 2010 we experienced more stable raw material costs and selling prices, which resulted in more stable profit margins. Although market conditions for our products have been more stable over the first half of this fiscal year compared to fiscal 2009, the second and third quarters are typically the seasonal lows for demand and selling prices of our fuel-related products, and our fiscal 2010 margins for these products reflect that seasonal effect.

Recent Developments

In December 2009 we applied for a refund of federal income taxes paid for fiscal 2004 through fiscal 2006. As a result of the Worker, Homeownership, and Business Assistance Act of 2009, which was signed into law on November 6, 2009 and extended the carry-back period from two to three, four or five years, we applied for a refund of income taxes paid for fiscal years 2004, 2005 and 2006. Of the total amount of the fiscal 2009 net operating loss, we applied to carry back $124.3 million, which, if granted, would allow us to recover $39.8 million of income taxes paid in fiscal 2004, 2005 and 2006. If granted, the remaining portion of the fiscal 2009 net operating loss of $8.3 million would be carried forward to offset future taxable income.

In November 2009 we received the second and final installment of our claim under our business interruption insurance policy related to damages incurred from Hurricane Ike in September 2008. On or about September 11, 2008, in anticipation of Hurricane Ike, we shut down all three of our major operating facilities. Our facilities sustained relatively minor damage but remained shut down for approximately one week. However, many of our customers and suppliers suffered greater damage than we suffered and were in some cases significantly slower to recommence operations, resulting in significantly curtailed sales volume. As a result of losses we incurred, we made a claim against our business interruption insurance policy. Our total claim settlement of $47.0 million consisted of a $19.5 million deductible, a $10.0 million payment received in fourth quarter of fiscal 2009 and a second and final payment of $17.1 million (net of recovery expenses of $0.4 million) in the second quarter of fiscal 2010.

In order to preserve liquidity in response to the ongoing global economic crisis and to align our expenditures with our decreased sales volumes, in the fourth quarter of fiscal 2009 we undertook initiatives to reduce our operating and general and administrative expenses and our capital spending. These initiatives included a reduction of our active C4 processing and butadiene production capacity as well as headcount reductions at our corporate headquarters and at our operating facilities. We reduced our capital spending to baseline levels, given that our major capital investment program was substantially complete. Actions taken to reduce our active crude C4 and butadiene production capacity included shutting down one of the two trains processing crude C4 at our Port Neches facility and temporarily idling some capacity at our Houston facility. From time to time we reactivate the idled production capacity at our Houston facility, but we do not expect to operate both trains at Port Neches again until feedstock supply conditions improve.

Results of Operations

Selected financial and operating data for our reportable business segments for the three months and six months ended December 31, 2009 and 2008 is summarized below (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Sales volumes (lbs):
C4 Processing	680,620	591,081	1,265,600	1,096,107
Performance Products	140,745	174,920	289,924	340,178

	821,365	766,001	1,555,524	1,436,285

Revenues:
C4 Processing	$337,401	$322,333	$604,410	$737,267
Performance Products	78,358	87,666	151,515	216,077

	$415,759	$409,999	$755,925	$953,344

Cost of sales (1):
C4 Processing	$302,189	$316,057	$524,384	$692,502
Performance Products	64,544	71,196	124,785	176,014

	$366,733	$387,253	$649,169	$868,516

Operating expenses:
C4 Processing	$22,912	$24,372	$46,671	$52,323
Performance Products	9,302	8,423	18,338	17,350

	$32,214	$32,795	$65,009	$69,673

Notes to Results of Operations Table

(1) Excludes depreciation and amortization and operating expenses. See further discussion below.

Second Quarter of Fiscal 2010 versus Second Quarter of Fiscal 2009

Revenues

Total revenues for the second quarter of fiscal 2010 were $415.8 million, which represents an increase of $5.8 million, or 1%, compared to total revenues of $410.0 million for the corresponding quarter of fiscal 2009. The increase in revenues was driven by an overall 7% increase in sales volumes, which was substantially offset by a 5% decrease in average selling prices. The positive impact of higher sales volumes was $60 million, while the lower average selling prices had a negative impact on revenues of $54 million. Sales volumes in the prior year quarter reflected curtailed product shipments due to the aftermath of Hurricane Ike in September 2008 as well as significant erosion in demand resulting from the global economic recession that began during the latter part of the fiscal 2009 first quarter. The global economic recession also resulted in a steep decline in selling prices over the course of the prior year quarter across all product lines. In spite of the more than 50% decline in average selling prices over the course of the prior year quarter, the average selling prices for the prior year quarter were 5% higher than the average selling prices for the current year quarter. The fiscal 2010 second quarter, however, reflected a much more stable market environment for our products in which both overall sales volumes and average selling prices held relatively constant.

C4 Processing segment revenues for the second quarter of fiscal 2010 were $15.1 million, or 5%, higher than for the comparable prior year quarter, reflecting the positive impact of 15% higher sales volumes, partially offset by the negative impact of 9% lower average selling prices. The positive impact on segment revenues of the higher sales volumes was $65 million and the negative impact of the lower average selling prices was $50 million.

Performance Products segment revenues for the fiscal 2010 second quarter were $9.3 million, or 11%, lower than the prior year quarter on 20% lower sales volumes and 6% lower average selling prices. The lower sales volumes were due to the expiration on December 31, 2009 of a certain sales contract, which contributed 37% and 25% of the total segment sales volumes and revenues, respectively, in the prior year quarter. The negative impact of the lower sales volumes was $5 million and the negative impact of the lower average selling prices was $4 million.

Cost of sales

Cost of sales reflects variable production and distribution costs, including raw materials and related inbound freight, energy, catalyst and chemicals used in the manufacturing process, waste disposal and outbound product distribution costs. Manufacturing and related operating overhead expenses, excluding depreciation and amortization, are included in operating expenses discussed below.

Total cost of sales was $366.7 million for the second quarter of fiscal 2010 compared to $387.3 million in the second quarter of fiscal 2009. The overall $20.5 million, or 5%, decrease in cost of sales was driven by lower average raw material costs, partially offset by the impact of 7% higher sales volumes. Overall average raw material costs for the fiscal 2010 second quarter were down 12% compared to the prior year quarter. The prior year second quarter raw material costs included an $11.6 million charge related to a lower-of-cost-or-market write-down of the carrying value of our December 31, 2008 inventories. The steep decline in selling prices over the course of the prior year second quarter resulted in inventory holding losses, primarily for butadiene, which resulted in the lower-of-cost-or-market adjustment. Total cost of sales represented 88% and 94% of total revenues for the current and prior year second quarter, respectively.

C4 Processing segment cost of sales for the second quarter of fiscal 2010 decreased $13.9 million, or 4%, compared to the prior year quarter as the impact of lower average raw material costs was partially offset by the impact of 15% higher sales volumes. Raw material costs for the C4 Processing segment in the fiscal 2009 second quarter included a lower-of-cost-or-market adjustment of $10.3 million. The C4 Processing segment cost of sales as a percentage of segment revenues was 90% in the second quarter of fiscal 2010 and 98% in the second quarter of fiscal 2009.

Performance Products segment cost of sales for the second quarter of fiscal 2010 were down $6.6 million, or 9%, compared to the comparable prior year quarter. The decrease reflected the impact of the lower sales volumes, offset somewhat by slightly higher average raw material costs. As discussed above regarding Performance Products segment revenues, the decrease reflected the expiration of a certain sales contract as of December 31, 2008, which contributed 37% of total segment sales volumes and 28% of total segment cost of sales in the second quarter of fiscal 2009. The prior year second quarter raw material costs for the Performance Products segment included a lower-of-cost-or-market adjustment of $1.3 million. The Performance Products segment cost of sales as a percentage of segment revenues was 82% and 81% for the current and prior year second quarter, respectively.

Operating expenses

Operating expenses include plant manufacturing overhead, supply chain services, environmental, health and safety costs, research and development, sales overhead, customer support, property taxes and property and casualty insurance expense.

Operating expenses incurred during the second quarter of fiscal 2010 were $32.2 million, which was $0.6 million, or 2%, lower than the $32.8 million incurred in the corresponding fiscal 2009 quarter. The lower expenses reflect lower property taxes of $1.0 million and the absence of hurricane damage repair expense of $0.6 million, partially offset by higher turnaround amortization of $0.6 million and higher renewal maintenance expenses of $0.3 million.

General and administrative expense

General and administrative expense in the fiscal 2010 second quarter was $7.6 million compared to $9.0 million in the comparable prior year quarter. The decrease consisted primarily of a $1.4 million reduction in expenses related to our stock-based compensation plan and a $0.6 million decrease in legal costs, partially offset by higher professional consulting fees of $0.8 million. The lower stock-based compensation was due to the majority of option and restricted stock grants becoming fully vested in fiscal 2009 and the lower legal costs reflected lower litigation expenses.

Depreciation and amortization expense

Depreciation and amortization expense was $9.8 million for the fiscal 2010 second quarter compared to $10.6 million for the corresponding quarter of fiscal 2009. The lower depreciation in the current year quarter reflected the return to baseline capital spending subsequent to completion of our major capital investment initiatives in the first quarter of fiscal 2009.

Business interruption insurance recoveries

During the second quarter of fiscal 2010 we received $17.1 million (net of recovery expenses of $0.4 million) as the second and final installment of our business interruption insurance recovery related to Hurricane Ike. Our total settlement of $47.0 million consisted of a $19.5 million deductible, a $10.0 million payment received in the fourth quarter of fiscal 2009 and the final payment of $17.5 million, before expenses, received in the second quarter of fiscal 2010. The insurance recovery is reflected in operating results for the C4 Processing segment.

Interest expense

Interest expense for the second quarter of fiscal 2010 was $3.8 million compared to $5.2 million for the second quarter of fiscal 2009. The lower expense in the current year quarter reflected lower interest rates on a lower average amount outstanding on our Revolving Credit Facility of $25.6 million.

Unrealized loss on derivatives

Unrealized net gain on derivatives was $1.2 million for the second quarter of fiscal 2010 compared to a net loss of $5.0 million in the comparable prior year quarter. The gain in the fiscal 2010 quarter consisted of a gain of $0.9 million related to an interest rate swap, related to our Term Loan Facility, and a gain of $0.3 million related to commodity swaps. The prior year loss consisted of a loss of $4.1 million related to the interest rate swap and a loss of $0.9 million related to commodity swaps.

Income tax expense

Our effective income tax rate for the fiscal 2010 second quarter was 41.8%, compared to 32.3% for fiscal 2009 second quarter. The effective rates for both quarters reflected federal tax provisions at 35% and Texas and Delaware franchise taxes; however, the current year quarter provision includes the impact of a Domestic Production Deduction of $1.0 million originally taken on the fiscal 2006 tax return that was permanently lost as a result of carry back of our fiscal 2009 net operating loss, which eliminated fiscal 2006 taxable income. In December 2009, as a result of the Worker, Homeownership, and Business Assistance Act of 2009 that was signed into law on November 6, 2009, we applied for a refund of income taxes paid for fiscal years 2004, 2005 and 2006. Of the total amount of the fiscal 2009 net operating loss, we applied to carry back $124.3 million, which, if granted, would allow us to recover $39.8 million of income taxes paid in fiscal 2004, 2005 and 2006. If granted, the remaining portion of the fiscal 2009 net operating loss of $8.3 million would be carried forward to offset future taxable income.

Net income

Fiscal 2010 second quarter net income was $8.4 million compared to net loss of $26.7 million for the second quarter of fiscal 2009. The primary components of the $35.1 million increase were the positive impacts of higher revenue of $5.8 million, lower cost of sales of $20.5 million, the business interruption insurance recovery of $17.1 million (net of recovery expenses of $0.4 million) and unrealized net gains on derivatives in the current year period of $1.2 million versus net losses in the prior year period of $5.0 million, partially offset by higher tax provision of $18.7 million.

First Six Months of Fiscal 2010 versus First Six Months of Fiscal 2009

Revenues

Total revenues for the first six months of fiscal 2010 were $755.9 million, a decrease of $197.4 million, or 21%, compared to total revenues of $953.3 million for the corresponding period of fiscal 2009. The overall decrease in revenues was driven by lower average selling prices across all product lines, which in the aggregate were down 27%, partially offset by the impact of 8% higher sales volumes. The lower average selling prices had an overall negative impact on revenues of $305 million, while the positive impact of the higher sales volumes was $108 million. Average selling prices for the first six months of the prior fiscal year were positively affected by strong demand and high petrochemical and fuel-related prices during the first two months of the period, and then were negatively affected over the remainder of the period as a result of the global economic recession that started during the latter part of the fiscal 2009 first quarter. Sales volumes in the first half of the prior fiscal year were curtailed in the first two months of the period by limited crude C4 availability and subsequently by the aftermath of Hurricane Ike and weakened demand related to the global economic recession.

C4 Processing segment revenues in the first half of fiscal 2010 were lower by $132.9 million, or 18%, compared to the first half of fiscal 2009. The decrease reflected the negative impact of average selling prices that were approximately 29% below prior period levels, partially offset by the positive impact of 15% higher sales volumes. The negative impact on first half revenues of the lower average selling prices was $257 million, while the positive impact of the higher sales volumes was $124 million.

Performance Products segment revenues for the first six months of fiscal 2010 were down $64.6 million, or 30%, versus the comparable period on 15% lower sales volume and 26% lower average selling prices. The lower sales volumes reflected the loss of sales volumes related to a contract that ended as of December 31, 2008, which contributed 33% of total sales volumes and 26% of total revenues for the segment during the first six months of fiscal 2009. The negative impact of the 26% lower average selling prices was $48 million and the negative impact of the 15% lower sales volumes was $16 million.

Cost of sales

Total cost of sales was $649.2 million for the first six months of fiscal 2010 compared to $868.5 million in the first six months of fiscal 2009. The overall $219.3 million, or 25%, decrease in cost of sales was driven by lower average raw material costs across all product lines, partially offset by the impact of 8% higher sales volumes. Overall average raw material costs for the first half of fiscal 2010 were lower by 31% compared to the prior year period. Raw material costs in the prior year period included an $11.6 million charge related to a lower-of-cost-or-market write-down of the carrying value of our December 31, 2008 inventories. The steep decline in selling prices over the last three months of the prior year period resulted in inventory holding losses, primarily for butadiene, which resulted in the lower-of-cost-or-market adjustment. Total cost of sales represented 86% and 91% of total revenues for the first six months of the current and prior year, respectively.

C4 Processing segment cost of sales for the first half of fiscal 2010 were $168.1 million, or 24%, lower than for the comparable year period, reflecting lower average raw material costs, partially offset by the impact of 15% higher sales volumes. Raw material costs for the C4 Processing segment in the first half of fiscal 2009 included a lower-of-cost-or-market adjustment of $10.3 million. The C4 Processing segment cost of sales as a percentage of segment revenues was 87% in the first half of fiscal 2010 and 94% in the first half of fiscal 2009.

Performance Products segment cost of sales for the first six months of fiscal 2010 decreased by $51.2 million, or 29%, compared to the first six months of the prior year, which reflected the combined impact of 15% lower sales volumes and 24% lower average raw material costs. As discussed above regarding Performance Products segment revenues, the lower cost of sales was substantially due to a certain sales contract that ended as of December 31, 2008, which contributed 32% of total segment sales volumes and 26% of total segment cost of sales in the first half of fiscal 2009. Raw material costs for the Performance Products segment in the comparable prior year period included a lower-of-cost-or-market adjustment of $1.3 million. The Performance Products segment cost of sales as a percentage of segment revenues was 82% and 81% for the current year and prior year periods, respectively.

Operating expenses

Operating expenses incurred during the first six months of fiscal 2010 were $65.0 million compared to $69.7 million incurred in the corresponding fiscal 2009 period. The $4.7 million, or 7%, decrease consisted primarily of lower property taxes of $1.2 million, lower renewal maintenance expenses of $2.6 million and the absence of hurricane damage repair expense incurred in the prior year of $2.7 million, partially offset by higher turnaround amortization of $1.1 million and higher property and casualty insurance expense of $0.7 million.

General and administrative expenses

General and administrative expenses for the first half of fiscal 2010 were $13.3 million compared to $18.0 million in the comparable prior year period. The decrease of $4.7 million consisted primarily of a $4.6 million reduction in expenses related to our stock-based compensation plan and a $0.7 million reduction in legal costs, partially offset by higher professional consulting fees of $1.0 million. Stock-based compensation decreased by $3.0 million due to the majority of option and restricted stock grants becoming fully vested in fiscal 2009. The reduction also reflected the absence in the current year period of $1.6 million incurred by us in the comparable prior year period to pay the individual tax liability of our directors and certain of our management-level employees related to the vesting of their restricted stock. The amount we paid was based on their individual tax liability related to the value of the stock that vested on July 1, 2008. No such option was available to our directors and management employees regarding the restricted stock that vested on July 1, 2009. The lower legal costs reflected lower litigation expenses.

Depreciation and amortization expense

Depreciation and amortization expense was $20.1 million for the first six months of fiscal 2010 compared to $20.7 million for the corresponding period of fiscal 2009. The slightly lower depreciation in the current year period reflected the return to baseline capital spending subsequent to completion of our major capital investment initiatives in the first quarter of fiscal 2009.

Business interruption insurance recoveries

During the first half of fiscal 2010 we received $17.1 million (net of recovery expenses of $0.4 million) as the second and final installment of our business interruption insurance recovery related to Hurricane Ike. Our total settlement of $47.0 million consisted of a $19.5 million deductible, a $10.0 million payment received in the fourth quarter of fiscal 2009 and the final payment of $17.5 million, before expenses, received in the second quarter of fiscal 2010. The insurance recovery is reflected in operating results for the C4 Processing segment.

Interest expense

Interest expense for the first half of fiscal 2010 was $7.5 million compared to $9.2 million for the first half of fiscal 2009. The lower expense in the current year period reflected lower interest rates on a lower average amount outstanding on our Revolving Credit Facility of $33.6 million, partially offset by absence of capitalized interest in the current year period, which was $0.9 million in the prior year period.

Unrealized loss on derivatives

Unrealized net gain on derivatives was $1.4 million for the first six months of fiscal 2010 compared to a net loss of $5.4 million in the comparable prior year period. The gain in the fiscal 2010 period consisted entirely of a gain on an interest rate swap related to our Term Loan Facility. The prior period net loss consisted of a loss of $4.5 million related to the interest rate swap and a loss of $0.9 million related to commodity swaps.

Income tax expense

Our effective income tax rate for the fiscal 2010 first half was 40.5%, compared to 32.0% for the comparable fiscal 2009 period. The effective rates for the first six months of both years reflected federal tax provisions at 35% and Texas and Delaware franchise taxes; however, the current year provision includes the impact of a Domestic Production Deduction of $1.0 million originally taken on the fiscal 2006 tax return that was permanently lost as a result of carry back of our fiscal 2009 net operating loss, which eliminated fiscal 2006 taxable income. In December 2009, as a result of the Worker, Homeownership, and Business Assistance Act of 2009 that was signed into law on November 6, 2009, we applied for a refund of income taxes paid for fiscal years 2004, 2005 and 2006. Of the total amount of the fiscal 2009 net operating loss, we applied to carry back $124.3 million, which, if granted, would allow us to recover $39.8 million of income taxes paid in fiscal 2004, 2005 and 2006. If granted, the remaining portion of the fiscal 2009 net operating loss of $8.3 million would be carried forward to offset future taxable income.

Net income

Fiscal 2010 first half net income was $12.1 million compared to net loss of $25.3 million for the first half of fiscal 2009. The primary components of the $37.4 million increase were the positive impacts of lower cost of sales of $219.3 million, business interruption insurance recovery of $17.1 million (net of recovery expenses of $0.4 million) and lower unrealized losses on derivatives of $6.7 million, partially offset by lower revenues of $197.4 million and higher tax provision of $20.2 million.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of liquidity is cash flow generated from our operating activities and borrowing capacity under our Revolving Credit Facility. Our primary liquidity requirements are working capital, capital expenditures, contractual obligations and debt service. We expect to have adequate liquidity to fund our liquidity requirements over the foreseeable future from cash flows generated from operating activities and available borrowing capacity under our Revolving Credit Facility. This expectation is based, however, on estimates and assumptions regarding, among other things, our sales volumes, our feedstock purchase volumes, market prices for petrochemicals, capital and credit market conditions, and general industry and economic conditions. If one or more of these factors materially differs from our estimates, we may need to obtain additional financing to conduct our operations, which may not be available on acceptable terms or at all.

In November 2009, we received $17.1 million (net of recovery expenses of $0.4 million) as the second and final installment of our claim under our business interruption insurance policy related to damages incurred from Hurricane Ike in September 2008 (see further discussion under Recent Developments above).

In December 2009, we applied for a refund of federal income taxes paid for fiscal 2004 through fiscal 2006 in the amount of $39.8 million through the carry-back of our fiscal 2009 net operating loss (see further discussion under Recent Developments above).

At December 31, 2009, we had total debt of $273.8 million, including current maturities, consisting of $270.8 million under our Term Loan, $0.4 million under our Revolving Credit Facility and $2.6 million under a note used to finance our fiscal 2010 insurance premiums. As of December 31, 2009, we were in compliance with all the covenants set forth in the Term Loan and the Revolving Credit Facility, as amended.

The Term Loan requires annual prepayments equal to a specified percentage, which varies depending upon our calculated Leverage Ratio, of excess cash flow. The required payment under the mandatory prepayment with excess cash flow provision varies depending upon our calculated Leverage Ratio. For excess cash flow generated in fiscal year ended June 30, 2009, we made a payment of $0.4 million in October 2009. No such prepayment was required for fiscal 2008. At December 31, 2009, we had cash on hand of $0.4 million and borrowing availability under our Revolving Credit Facility of $122.1 million.

The following table summarizes our changes in cash for the periods presented (in thousands):

	Six Months Ended
	December 31,
	2009	2008

Cash flows provided by (used for):
Operating activities	$(2,833)	$(11,850)
Investing activities	(4,570)	(11,217)
Financing activities	1,262	23,081

Change in cash and cash equivalents	$(6,141)	$14

Operating Activities

In the first six months of fiscal 2010, we had negative net cash flows from operations of $2.8 million. The primary components of our negative operating cash flows were negative $45.9 million related to our increased investment in working capital, partially offset by net income of $12.1 million plus depreciation and other net non-cash expenses of $30.7 million. Net income for the first half of fiscal 2010 includes the business interruption insurance recovery of $17.1 million (pretax) (net of recovery expenses of $0.4 million).

Accounts receivable increased $40.5 million to $139.0 million at December 31, 2009 from $98.5 million at June 30, 2009. Days of sales outstanding at both December 31, 2009 and June 30, 2009 were consistent with our average of approximately 30 days; however, revenues for the month of December 2009 were 38% higher than revenues in the month of June 2009, due to higher average selling prices that more than offset 16% lower sales volume.

Our inventory at December 31, 2009 of $73.4 million was $36.5 million higher than the $36.9 million at June 30, 2009. The substantial increase in inventory value reflects the combined effect of significantly higher physical inventory volumes and significantly higher overall average cost per pound. Overall pounds in inventory at December 31 were up approximately 39% from June 30, and the overall average cost per pound at December 31 was higher by approximately 44%.

In the first half of fiscal 2009, we had negative net cash flows from operations of $11.9 million. The primary components of the negative operating cash flows were the net loss of $25.3 million, partially offset by depreciation and other net non-cash expenses of $19.5 million, and net negative cash flows of $2.9 million from increased investment in working capital and $2.6 million from cash expenditures related to plant turnaround activity.

Investing Activities

During the first six months of fiscal 2010, we invested $4.6 million in the form of capital expenditures. The low level of capital expenditures in the period reflected completion of our major capital investment initiatives in the first quarter of fiscal 2009 and the return to our baseline capital requirements within our disciplined approach to spending.

During the first half of fiscal 2009, we invested $11.2 million in the form of capital expenditures, primarily related to our polyisobutylene plant that started up in early October 2008.

Financing Activities

During the first half of fiscal 2010, we had net inflows from financing activities of $1.3 million, consisting of net inflows from borrowings to finance our insurance premiums of $2.6 million and borrowings under our Revolving Credit Facility of $0.4 million, partially offset by principal repayments on our Term Loan of $1.7 million.

During the first six months of fiscal 2009, we had net inflows from financing activities of $23.1 million, consisting of net inflows from borrowings on our Revolving Credit Facility and our insurance premium financing of $24.7 million and $2.7 million, respectively, and outflows for principal repayments on our Term Loan of $1.4 million and repurchase of shares for $3.0 million.

Off-Balance-Sheet Arrangements

We do not currently utilize any off-balance-sheet arrangements to enhance our liquidity and capital resource positions, or for any other purpose.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material developments during the first six months of fiscal 2010 regarding the matters previously disclosed about quantitative and qualitative market risk in Amendment No. 1 to our registration statement on Form 10 filed on January 8, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Controls

During the quarter ended December 31, 2009 there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note M to the condensed consolidated financial statements for a description of certain legal proceedings, which information is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2009 we issued an aggregate of 54,348 shares of restricted stock pursuant to our 2009 Long Term Incentive Plan to non-employee directors of the Company as part of their director compensation. We did not receive any cash proceeds from the issuance of such shares. All of such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, as the shares were issued in transactions not involving any public offering or distribution.

Item 6.	Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of TPC Group Inc.

3.2	Bylaws of TPC Group Inc., as amended and restated January 22, 2010 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 28, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPC Group Inc.

Date: February 16, 2010	By:	/S/ CHARLES W. SHAVER
Charles W. Shaver
President and Chief Executive Officer

Date: February 16, 2010	By:	/S/ RUTH I. DREESSEN
Ruth I. Dreessen
Executive Vice President and Chief Financial Officer