Form 10-Q
period 2010-03-31
TPC Group Inc.
filed 2010-05-14
CIK 1452217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 001-34727

TPC Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0863618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5151 San Felipe, Suite 800

Houston, Texas 77056

(Address of principal executive offices, including zip code)

(713) 627-7474

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of March 31, 2010 was 17,957,252.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TPC Group Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31, 2010	June 30, 2009
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$26,215	$6,588
Accounts receivable	163,088	98,515
Inventories	97,317	36,884
Other current assets	17,026	20,264

Total current assets	303,646	162,251

Property, plant and equipment, net	492,871	516,377
Investment in limited partnership	2,800	2,782
Intangible assets, net	5,985	6,018
Other assets, net	20,701	22,415

Total assets	$826,003	$709,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$135,242	$86,731
Accrued liabilities	22,458	19,241
Current portion of long-term debt	3,098	2,715

Total current liabilities	160,798	108,687

Long-term debt	267,454	269,855
Deferred income taxes	101,709	52,090

Total liabilities	529,961	430,632

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 authorized and 18,134,597 and 17,863,030 shares issued and 17,957,252 and 17,685,685 shares outstanding at March 31, 2010 and June 30, 2009, respectively	182	179
Additional paid-in capital	193,799	193,102
Accumulated earnings	105,991	89,860
Accumulated other comprehensive loss	(611)	(611)
Treasury stock, at cost, 177,345 shares	(3,319)	(3,319)

Stockholders’ equity	296,042	279,211

Total liabilities and stockholders’ equity	$826,003	$709,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenue	$400,725	$162,619	$1,156,651	$1,115,963
Cost of sales	341,012	126,956	990,181	995,472

	59,713	35,663	166,470	120,491

Operating expenses:
Operating expenses	33,656	29,403	98,666	99,076
General and administrative expenses	7,484	7,348	20,773	25,363
Depreciation and amortization	9,841	10,699	29,958	31,352
Unauthorized freight payment recoveries	—	(4,694)	—	(4,694)
Business interruption insurance recoveries	—	—	(17,051)	—

	50,981	42,756	132,346	151,097

Income (loss) from operations	8,732	(7,093)	34,124	(30,606)

Other (income) expense:
Interest expense	3,510	3,945	11,005	13,187
Unrealized (gain) loss on derivatives	(1,030)	(1,366)	(2,402)	3,988
Other, net	(463)	(211)	(1,510)	(1,099)

	2,017	2,368	7,093	16,076

Income (loss) before income taxes	6,715	(9,461)	27,031	(46,682)
Income tax expense (benefit)	2,663	(4,170)	10,900	(16,082)

Net income (loss)	$4,052	$(5,291)	$16,131	$(30,600)

Earnings per share:
Basic	$0.23	$(0.30)	$0.90	$(1.73)

Diluted	$0.23	$(0.30)	$0.90	$(1.73)

Weighted average shares outstanding:
Basic	17,957	17,686	17,906	17,723
Diluted	17,957	17,686	17,906	17,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, in thousands)

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stock at	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Cost	Equity
Balances - June 30, 2009	17,686	$179	$193,102	$89,860	$(611)	$(3,319)	$279,211

Net income	—	—	—	16,131	—	—	16,131

Comprehensive income							16,131

Vesting of restricted stock	217	2	(2)	—	—	—	—
Issued restricted stock	54	1	(1)				—
Stock compensation expense	—	—	700	—	—	—	700

Balances - March 31, 2010	17,957	$182	$193,799	$105,991	$(611)	$(3,319)	$296,042

The accompanying notes are an integral part of this condensed consolidated financial statement.

TPC Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$16,131	$(30,600)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities
Depreciation and amortization	29,958	31,352
Turnaround amortization	3,936	3,163
Provision for bad debt expense	132	—
Amortization of debt issuance costs	1,152	974
Pension expense	1,098	1,044
Pension plan contributions	(1,495)	(596)
Income tax refund	39,777	—
Deferred income taxes	10,222	(9,585)
Non-cash stock compensation expense	700	4,751
Unrealized (gain) loss on derivatives	(2,402)	3,988
Distributions received from joint venture	1,153	550
Earnings from joint venture	(1,170)	(932)
Changes in assets and liabilities:
Accounts receivable	(64,705)	126,892
Inventories	(60,433)	62,301
Other assets	(535)	(4,180)
Accounts payable and accrued liabilities	54,525	(166,803)

Net cash provided by operating activities	28,044	22,319

Cash flows from investing activities:
Capital expenditures	(6,401)	(15,057)

Net cash used in investing activities	(6,401)	(15,057)

Cash flows from financing activities:
Repayments on term loan	(2,424)	(2,060)
Net payments on revolving credit facility borrowings	—	(2,800)
Proceeds from insurance debt	7,669	5,922
Payments on insurance debt	(7,261)	(4,834)
Debt issuance costs	—	(747)
Exercise of stock options	—	46
Repurchase of common stock	—	(3,019)

Net cash used in financing activities	(2,016)	(7,492)

Increase (decrease) in cash and cash equivalents	19,627	(230)
Cash and cash equivalents, beginning of period	6,588	615

Cash and cash equivalents, end of period	$26,215	$385

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2010 and 2009

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

3. Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions prescribed by the Securities and Exchange Commission (“SEC”) for interim financial reporting and do not include all disclosures required by United States generally accepted accounting principles (“US GAAP”). Our June 30, 2009 year-end condensed consolidated balance sheet data was derived from audited financial statements.

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

4. Business Interruption Insurance Recoveries

In the second quarter of fiscal 2010 we received a net amount of $17.1 million as the second and final installment of our business interruption insurance recovery related to Hurricane Ike, which is shown as a separate line item on the Condensed Consolidated Statements of Operations for nine months ended March 31, 2010. The total amount of our settlement of $47.0 million consisted of a $19.5 million deductible, a $10.0 million payment received in fourth quarter of fiscal 2009 and the final payment of $17.5 million, before expenses, received in second quarter of fiscal 2010.

5. Unauthorized Freight Payment Recoveries

In July 2007, we discovered that a former employee, with the assistance of a non-employee conspirator, had directed unauthorized payments from our accounts to a fictitious vendor in various amounts in years prior to fiscal 2009. In August 2008, the former employee and his non-employee conspirator were convicted of certain crimes related to the unauthorized freight payments. As part of their convictions, the former employee and his non-employee conspirator were required to forfeit assets to the Office of the

U.S. Attorney for restitution. The majority of these assets were liquidated by the U.S. government and in the third quarter of fiscal 2009 we received $4.7 million as restitution of losses represented by the unauthorized freight payments.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

6. Deferred Revenue

Under certain contractual arrangements with a small number of customers, primarily related to butadiene, we invoice the customer prior to when title and risk of loss transfer to the customer. When these invoices are issued to the customer, typically at month-end, we record a customer receivable with an offsetting credit to deferred revenue. The customer will settle the liability based on credit terms independent of when the product actually ships. Deferred revenue is subsequently recognized as revenue at the time title and risk of loss transfer to the customer. The time lag between invoicing and shipping product for these deferred revenue transactions depends on when the customer has nominated delivery, which is normally the following month and seldom extends beyond two months. Product to be delivered under these deferred revenue arrangements remains in inventory until title and risk of loss transfer to the customer. The balance of deferred revenue can fluctuate significantly from period to period depending on the volume and pricing of the inventory and the timing of the customer’s needs. The balance in deferred revenue is reflected in the Condensed Consolidated Balance Sheet in Accrued Liabilities and was $8.7 million and $0.0 million at March 31, 2010 and June 30, 2009, respectively.

7. Seasonality

The pricing under our supply contracts and sales contracts is usually tied to a commodity price index, such as indices based on the price of unleaded regular gasoline, butane, isobutane or refinery grade propylene, or to the price at which we sell the finished product. The price for unleaded regular gasoline, typically used in pricing for butene-1, MTBE and raffinates, varies seasonally as a result of increased demand during the spring and summer months of the year and decreased demand during the fall and winter months of the year. In addition, we typically have greater demand for our raffinates and MTBE products during the spring and summer months. As a result, we generally have increased volumes and margins for these products during the spring and summer and decreased volumes and margins during the fall and winter.

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

The products in our C4 Processing segment include butadiene, primarily used to produce synthetic rubber that is mainly used in tires and other automotive products; butene-1, primarily used in the manufacture of plastic resins and synthetic alcohols; raffinates, primarily used in the manufacturing of alkylate, a component of premium unleaded gasoline; and methyl tertiary butyl ether (“MTBE”), primarily used as a gasoline blending stock. The products in our Performance Products segment include high purity isobutylenes (“HPIB”), primarily used in the production of synthetic rubber, lubricant additives, surfactants and coatings; conventional polyisobutylenes (“PIB”) and highly reactive polyisobutylenes (“HR-PIB”), primarily used in the production of fuel and lubricant additives, caulks, adhesives, sealants and packaging; diisobutylene (“DIB”), primarily used in the manufacture of surfactants, plasticizers and resins; and nonene and tetramer, primarily used in the production of plasticizers, surfactants and lubricant additives. We sell our products primarily to chemical and petroleum based companies in North America.

Our principal raw material feedstocks are crude C4, crude isobutylene and refinery grade propylene. The pricing under our supply contracts and sales contracts is usually tied to a commodity price index, such as indices based on the price of unleaded regular gasoline, butane, isobutane or refinery grade propylene, or to the price at which we sell the finished product.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

NOTE C – DETAIL OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

1. Inventories (in thousands):

	March 31, 2010	June 30, 2009

Finished goods	$67,922	$24,913
Raw materials and chemical supplies	29,395	11,971

	$97,317	$36,884

2. Other Current Assets (in thousands):

	March 31, 2010	June 30, 2009

Prepaid expense and other	$4,183	$7,164
Repair parts inventory	8,857	8,735
Deferred taxes, net	3,986	4,365

	$17,026	$20,264

3. Property, Plant and Equipment (in thousands):

	March 31, 2010	June 30, 2009

Land and land improvements	$41,803	$41,803
Plant and equipment	579,557	573,911
Construction in progress	9,061	9,005
Other	16,439	15,755

	646,860	640,474
Less accumulated depreciation	153,989	124,097

	$492,871	$516,377

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

4. Intangible Assets (in thousands):

Changes in the carrying amount of our intangible assets for the nine months ended March 31, 2010 were as follows:

	Intangible assets	Accumulated amortization	Carrying value

Balance at June 30, 2009	$6,220	$(202)	$6,018
Amortization	—	(33)	(33)

Balance at March 31, 2010	$6,220	$(235)	$5,985

The following summarizes the gross carrying amounts and accumulated amortization of intangible assets as of March 31, 2010:

	Gross carrying value	Accumulated amortization	Net carrying value

Technology license	$5,499	$—	$5,499
Patents	721	(235)	486

	$6,220	$(235)	$5,985

5. Accrued Liabilities (in thousands):

	March 31, 2010	June 30, 2009
Accrued payroll and benefits	$6,293	$7,009
Nonretirement postemployment benefits	671	—
Accrued interest	1,844	854
Income, property and sales taxes	2,777	4,444
Fair value of derivative financial instruments	1,062	3,464
Deferred revenue	8,707	—
Other	1,104	3,470

	$22,458	$19,241

NOTE D – INVENTORY EXCHANGE BALANCES

We may enter into product exchange agreements with suppliers and customers for raw materials and finished goods. Exchange balances due to or from exchange partners are recorded in inventory at the lower of average cost or market. Gains or losses realized from the utilization of these exchanges are reflected in cost of sales. At March 31, 2010 and June 30, 2009, we had exchange receivable positions of $0.5 million and $0.2 million, respectively, and exchange payable positions of $0.4 million and $0.2 million, respectively.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

NOTE E – INVESTMENT IN LIMITED PARTNERSHIP

We have a 50% limited partnership interest in Hollywood/Texas Petrochemicals LP. We and Kirby Inland Marine, Inc. formed this limited partnership to operate four barges capable of transporting chemicals. We account for this investment under the equity method and report our portion of the limited partnership’s net income as other income in the accompanying Condensed Consolidated Statements of Operations. The amounts attributable to this investment recorded in other income in the three and nine months ended March 31, 2010 and 2009 were $0.3 million and $0.2 million, respectively, and $1.2 million and $0.9 million, respectively. The amounts of cash distributions received in the three and nine months ended March 31, 2010 and 2009 were $0.5 million and $0.3 million, respectively, and $1.2 million and $0.6 million, respectively.

NOTE F – PURCHASE OF TREASURY STOCK

As of March 31, 2010, we had a total of 177,345 shares of common stock held as treasury stock. Of the treasury shares, 167,000 shares were acquired during the first nine months of fiscal 2009 at a cost of $3.0 million. We account for treasury stock under the cost method.

NOTE G – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events (“FASB ASC 855”), we determined there were no subsequent events that should be disclosed or recognized in the financial statements.

NOTE H – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements, effective upon issuance, which removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.

In June 2009 the FASB issued the Accounting Standards Codification (“FASB ASC”) as the sole source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements and is effective for interim and annual periods ending after September 15, 2009. FASB ASC does not change GAAP but changes the way accounting principles are referenced in financial statements and notes to financial statements. As required, we adopted FASB ASC in the first quarter of fiscal 2010 and, other than accounting principle resource referencing, FASB ASC had no impact on our financial statements at March 31, 2010.

In December 2007, the FASB issued changes in accounting requirements for business combinations prescribed by FASB ASC 815, Business Combinations (“FASB ASC 805”). The requirements retain the purchase method of accounting for acquisitions, but require a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The above provisions for changes in accounting requirements prescribed by FASB ASC 805, effective for the Company beginning July 1, 2009, were adopted in the first quarter of fiscal 2010 with no impact on our financial statements at March 31, 2010.

FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) establishes a standard definition of fair value, and a framework under generally accepted accounting principles to measure fair value and expands disclosure requirements for fair value measurements. On July 1, 2008, the Company adopted the provisions of FASB ASC 820 for assets and liabilities measured or disclosed at fair value on a recurring basis. The provisions of FASB ASC 820 were adopted for nonfinancial assets and liabilities measured on a non-recurring basis on July 1, 2009 and had no impact on our financial statements at March 31, 2010 as we currently have no nonfinancial assets and liabilities measured on a non-recurring basis at fair value.

In June 2008, the FASB issued revisions to FASB ASC 260, Earnings Per Share (“FASB ASC 260”) which prescribe guidelines on determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. Further, the revisions clarify that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

participating securities and shall be included in the computation of earnings per share pursuant to the two class method. The above provisions are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In December 2009 we issued 54,348 participating restricted shares, which have been included as shares outstanding for purposes of calculating earnings per share.

NOTE I – DEBT

Outstanding debt (in thousands):

	March 31,	June 30,
	2010	2009

Term loan	$270,146	$272,570
Revolving credit facility	—	—
Note payable for insurance premium	406	—

	270,552	272,570
Less current maturities	3,098	2,715

Total long-term debt	$267,454	$269,855

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

The Term Loan bears interest at a floating rate, which, at our option, is based on LIBOR or the prime rate plus a spread. At March 31, 2010, our Term Loan spread and total interest rate was 2.50% and 2.8125%, respectively. The Term Loan is secured by a first priority lien on all tangible and intangible fixed assets and is cross collateralized with the Revolving Credit Facility. The Term Loan agreement includes certain restrictive covenants, including but not limited to, limitations on debt, mergers and acquisitions, restricted payments, investments, asset sales, liens and transactions with affiliates. As of March 31, 2010, we were in compliance with Term Loan covenants.

2. Revolving Credit Facility

The asset-based revolving credit facility in effect as of March 31, 2010 had a five-year term, maturing on June 27, 2011, bearing interest at a floating rate based on LIBOR or the prime rate plus a spread. At March 31, 2010, the spread on our Revolving Credit Facility was 2.5%. Availability under the $140 million facility was limited to our borrowing base (comprised of 85% of eligible accounts receivable and 65% of eligible inventory), reduced by a $20 million availability block. As of March 31, 2010, there were no borrowings under the facility, and the amount available was $120.0 million.

On April 29, 2010 we entered into an Amended and Restated Revolving Credit Agreement (the “Revolving Credit Facility”), increasing the amount of the facility to $175 million, subject to borrowing base calculations, and extending the maturity to the earlier of April 29, 2014, or if more than $25 million remains outstanding under the Term Loan, March 29, 2013.

Availability under the Revolving Credit Facility is limited to the borrowing base, comprised of 85% of eligible accounts receivable and 65% of eligible inventory, as redetermined monthly. Up to $30 million of the facility may be used for the issuance of letters of credit. The Revolving Credit Facility also includes an accordion feature under which the lenders may agree, upon our request, to increase their commitments to an aggregate amount not to exceed $200 million.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

Amounts borrowed under the Revolving Credit Facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit agreement) plus 3.00% to 3.75%, or (b) the base rate (as described below) plus 2.00% to 2.75%, in each case depending on the ratio of our consolidated debt to consolidated EBITDA (as defined in the credit agreement), with a lower leverage ratio resulting in lower rates. The base rate equals the highest of (i) the administrative agent’s prime lending rate, (ii) the Federal Funds Rate plus  1/2 of 1%, or (iii) the one-month Eurodollar Rate (as defined in the credit agreement) plus 1%.

A commitment fee is payable on the unused portion of the Revolving Credit Facility in an amount equal to 0.50% per annum if average availability is less than 50% of the total commitments, or 0.75% per annum if average availability is 50% or more of the total commitments, in each case based on average availability during the previous fiscal quarter.

The Revolving Credit Facility is secured with a first priority lien on cash, accounts receivable, inventory and certain intangibles, and through cross-collateralization with the Term Loan, a second priority lien on all other assets, including fixed assets. The Revolving Credit Facility is guaranteed by all of our material domestic subsidiaries and provides for customary events of default.

The Revolving Credit Facility includes covenants that restrict, subject to specified exceptions, our ability to:

•	create or permit liens on assets;

•	incur additional indebtedness or issue redeemable equity securities;

•	guarantee indebtedness;

•	merge or consolidate with a third party;

•	sell or otherwise dispose of assets;

•	pay dividends or effect stock buy-backs;

•	issue or sell stock of subsidiaries;

•	make loans, investments and acquisitions;

•	enter into transactions with affiliates;

•	change the lines of business in which we are engaged;

•	change our fiscal year;

•	make voluntary prepayments or redemptions of subordinated indebtedness;

•	enter into agreements that limit our subsidiaries’ ability to pay distributions to or enter into transactions with us;

•	maintain cash balances in excess of $15 million without using such excess cash to prepay loans under the Revolving Credit Facility; and

•	enter into receivables financings or securitization programs.

Although the Revolving Credit Facility restricts acquisitions, investments and the payment of dividends, respectively, acquisitions, investments and dividends are permitted, subject to restrictions under the existing term loan agreement, if (a) pro forma current and average 90-day historical availability each exceed the greater of $50 million or 50% of the total commitments, or (b) pro forma projected, current and average 90-day historical availability each exceed the greater of $25 million or 25% of the total commitments and we meet a minimum consolidated fixed charge coverage ratio. Finally, the Revolving Credit Agreement includes a covenant requiring a minimum consolidated fixed charge coverage ratio should availability be less than the greater of $15 million or 15% of the total commitments.

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

•

Level 2: Inputs are other than quoted prices in active markets (included in Level 1), which are directly or indirectly observable as of the financial reporting date, which includes derivative instruments transacted primarily in over-the-counter markets.

•	Level 3: Unobservable inputs, which include inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

The table below presents the balance of liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	Significant other observable inputs (Level 2)
Description	March 31, 2010	June 30, 2009

Derivative liabilities	$1,062	$3,464

Our only financial instrument as of March 31, 2010 and June 30, 2009 was an interest rate swap, for which the fair value is measured based on significant other observable inputs (i.e., Level 2 inputs). Since this financial instrument was in a liability position, we evaluated risk of non-performance as a component of the recorded fair value.

2. Derivative Financial Instruments

The nature of our business involves market and financial risks. Specifically we are exposed to commodity price risks and interest rate fluctuations. We seek to manage commodity price risks and interest rate fluctuations, from time to time, with commodity swap and interest rate swap instruments. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated using an agreed-upon notional principal amount. The counter-parties to the interest rate swap agreements are financial institutions with investment grade ratings.

None of our derivative instruments were designated as hedges; consequently, changes in the fair values have been recognized in earnings in the period the changes occur.

The following table shows the location and fair value of our derivative instrument reported in the consolidated balance sheets at the dates indicated (in thousands):

	Balance Sheet Location	March 31, 2010	June 30, 2009
Derivative description:
Interest Rate Swap	Accrued liabilities	$1,062	$3,464

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

For the periods shown, the amount of all gains and losses recognized in income on derivatives not designated as hedging instruments are as follows (in thousands):

	Location of (Gains) Losses Recognized in Income on Derivatives	Amount of All (Gains) Losses Recognized in Income on Derivatives for the
		Three Months Ended
		March 31,
		2010	2009
Derivative description:
Interest Rate Swap	Unrealized (gain) loss on derivatives	$(1,030)	$(492)
	Interest expense	1,065	534
Commodity Swaps	Cost of sales	—	1,211
	Unrealized (gain) loss on derivatives	—	(874)

		$35	$379

	Location of (Gains) Losses Recognized in Income on Derivatives	Amount of All (Gains) Losses Recognized in Income on Derivatives for the Nine Months Ended March 31,
		2010	2009
Derivative description:
Interest Rate Cap	Unrealized (gain) loss on derivatives	$—	$22
Interest Rate Swap	Unrealized (gain) loss on derivatives	(2,402)	3,966
	Interest expense	3,112	743
Commodity Swaps	Cost of sales	652	(3,641)

		$1,362	$1,090

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

During the first quarter of fiscal 2010 we entered into a series of commodity swaps to mitigate risk on our fuel-related products inventory. All of the commodity swaps matured by December 31, 2009 and the resulting aggregate net realized losses of $0.7 million are reflected in cost of sales in the nine months ending March 31, 2010. During the second quarter of fiscal 2009 we entered into a series of commodity swaps also to mitigate risk of loss on our fuel-related products inventory. The swaps matured at various dates through December 2008 resulting in aggregate net realized losses of $1.2 million and gains of $3.6 million, reflected in cost of sales, in the three and nine months ended March 31, 2009, respectively.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

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

Basic and diluted earnings per share are computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Unaudited)
Basic earnings per share:
Net income (loss) available to common shareholders	$4,052	$(5,291)	$16,131	$(30,600)

Average common shares outstanding, including nonvested restricted stock	17,957	17,686	17,906	17,723

Basic earnings per share	$0.23	$(0.30)	$0.90	$(1.73)

Diluted earnings per share:
Net income (loss) available to common shareholders	$4,052	$(5,291)	$16,131	$(30,600)

Average common shares outstanding	17,957	17,686	17,906	17,723
Add: common stock equivalents:
Stock options and restricted stock	—	—	—	—

Diluted average common shares outstanding	17,957	17,686	17,906	17,723

Diluted earnings per share	$0.23	$(0.30)	$0.90	$(1.73)

Anti-dilutive stock options and restricted stock not included in the treasury stock method	1,166	1,172	1,166	1,172

Average grant price of stock options and restricted stock not included in the treasury stock method	$17.37	$17.41	$17.37	$17.41

NOTE L – INCOME TAXES

Our effective income tax rate for the fiscal 2010 third quarter was 40%, compared to 44% for fiscal 2009 third quarter. The effective rates for both quarters reflected federal tax provisions at 35% and Texas and Delaware franchise taxes. The higher effective rate in the prior year quarter reflected a true-up as a result of an increase in the projected annual effective tax rate.

Our effective income tax rate for the nine months ended March 31, 2010 was 40.1%, compared to 34.5% for the comparable fiscal 2009 period. The effective rates for the first nine months of both fiscal years reflected federal tax provisions at 35% and Texas and Delaware franchise taxes; however, the current year provision includes the impact of a Domestic Production Deduction of $1.0 million originally taken on our fiscal 2006 tax return that was permanently lost as a result of carry back of our fiscal 2009 net operating loss, which eliminated fiscal 2006 taxable income. In December 2009, as a result of the Worker, Homeownership, and Business Assistance Act of 2009 that was signed into law on November 6, 2009, we applied for a refund of income taxes paid for fiscal years 2004, 2005 and 2006. Of the total amount of the fiscal 2009 net operating loss of $132.6 million, we applied to carry back $124.3 million, which resulted in a refund of $39.8 million received in February 2010. The remaining $8.3 million of the fiscal 2009 net operating loss is available to be carried forward to offset future taxable income.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

NOTE M – COMMITMENTS AND CONTINGENCIES

1. Legal Matters

From time to time, we are party to routine litigation incidental to the normal course of our business, consisting primarily of claims for personal injury or exposure to our chemical products or feedstocks, and environmental matters. We intend to defend these actions vigorously and believe, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to our financial condition or results of operations. We record reserves for contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable. Management’s judgment may prove materially inaccurate, and such judgment is subject to the uncertainty of litigation. Many of the personal injury or product exposure lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. To the extent that we are named in any legal proceedings relating to the assets acquired from Huntsman Petrochemical Corporation and Huntsman Fuels, LP (collectively, “Huntsman”) on June 27, 2006 (the “Port Neches Assets”) where the alleged events giving rise to the proceeding occurred prior to our ownership of the assets we acquired from Huntsman, we should be indemnified in such proceedings by Huntsman, subject to the terms and limitations contained in the Purchase and Sale Agreement with Huntsman.

Our contractual arrangements with our customers and suppliers are typically very complicated and can include, for example, complex index-based pricing formulas that determine the price for our feedstocks or finished products. Due to the complicated nature of our contractual arrangements, we can, from time to time, be involved in disputes with our customers and suppliers regarding the interpretation of these contracts, including the index-based pricing formulas. These disputes occur in the normal course of our business, seldom result in actual formal litigation and are typically resolved in the context of the broader commercial relationship that we have with the customer or supplier. As described above, we record reserves for contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable. Management’s judgment may prove materially inaccurate, and such judgment is subject to the uncertainty of the dispute resolution or litigation process. Consistent with the foregoing, we currently have a difference of opinion with a supplier regarding the interpretation of an index-based pricing formula in certain feedstock contracts. No claim has been asserted, and we are engaged in commercial discussions to resolve this matter in the context of our broader commercial relationship with this supplier. If such discussions prove to be unsuccessful, we would vigorously defend any resulting claim against us and believe, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to our financial condition or results of operations.

2. MTBE Litigation

In March 2007, four local governmental authorities in the United States (City of Inverness Water District, City of Tampa Bay Water District, Homosassa Water District and the City of Crystal River) filed separate suits against our company and other co-defendants in the United States District Court for the Southern District of New York alleging that MTBE, a product made by several petrochemicals companies including our company, may have contaminated the soil and groundwater of their respective jurisdictions. Each of these governmental authorities is seeking more than $1.5 billion in compensatory and punitive damages from all of the defendants in the aggregate. There is no specific amount of damages sought from our company in particular.

On March 31, 2009, eight local governmental authorities in the United States (South Farmingdale Water District, Plainview Water District, Oyster Bay Water District, Manhasset-Lakeville Water District, City of Glen Cove Water District, Garden City Park Water District, Incorporated Village of Garden City and Bethpage Water District) each filed additional separate suits against our company and other co-defendants alleging similar damages in the Supreme Court of the State of New York, County of Nassau. On March 31, 2009, four local governmental authorities in the United States (Town of Riverhead Water District, Town of Huntington/Dix Hills Water District, City of Greenlawn Water District and South Huntington Water District) each filed additional separate suits against our company and other co-defendants alleging similar damages in the Supreme Court of the State of New York, County of Suffolk. On May 12, 2009, Aqua New York of Sea Cliff, Inc., a local governmental authority in the United States, filed an additional separate suit against our company and other co-defendants alleging similar damages in the Supreme Court of the State of New York, County of Nassau. On August 31, 2009, Hampton Bays Water District, a local governmental authority in the United States, filed an additional separate suit against our company and other co-defendants alleging similar damages in the Supreme Court of the State of New York, County of Suffolk. Each of these governmental authorities is seeking more than $1.5 billion in compensatory and punitive damages from all of the defendants in the aggregate. There is no specific amount of damages sought from our company in particular.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

MTBE, or Methyl Tertiary Butyl Ether, is a product formerly made by our company at our Houston and Port Neches facilities. Our Houston facility still produces MTBE as an intermediary step for the production of some of our Performance Products and for limited sales in markets outside of the United States.

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

Reserves have been provided in an aggregate amount we consider reasonable with respect to these claims. There can be no assurance, however, as to when these lawsuits and related issues may be resolved or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations.

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

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

Passage of climate change legislation or other federal or state legislative or regulatory initiatives that regulate or restrict GHG emissions in areas in which we conduct business could adversely affect the demand for our products, and depending on the particular program adopted, could increase the costs of our operations, including costs to operate and maintain our facilities, to install new emission controls on our facilities, to acquire allowances to authorize our GHG emissions, to pay any taxes related to our GHG emissions and/or to administer and manage a GHG emissions program. At this time, it is not possible to accurately estimate how laws or regulations addressing GHG emissions would impact our business, but we do not believe that the impact on us will be any more burdensome to us than to any other similarly situated companies.

In addition to potential impacts on our business resulting from climate-change legislation or regulations, our business also could be negatively affected by climate-change related physical changes or changes in weather patterns. A loss of coastline in the vicinity of our facilities, which are located near the Gulf of Mexico, or an increase in severe weather patterns could result in damages to or loss of our physical assets and/or a disruption of our supply and distribution channels. Changes of this nature could have a material adverse impact on our business. In addition to potential direct impacts on us, climate change legislation or regulation and climate change related physical changes could affect entities that provide goods and services to us and indirectly have an adverse effect on our business as result of increases in the costs or availability of such goods or services. At this time, it is not possible to accurately project the effects of any such indirect impacts.

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

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

Chemical Product Safety Regulation. The products we make are subject to laws and regulations governing chemical product safety, including the federal Toxic Substances Control Act (“TSCA”) and chemical product safety laws in jurisdictions outside the United States where our products are distributed. The goal of TSCA is to prevent unreasonable risks of injury to health or the environment associated with the manufacture, processing, distribution in commerce, use or disposal of chemical substances. Under TSCA, the EPA has established reporting, record-keeping, testing and control-related requirements for new and existing chemicals with which we must comply. In December 2006, the European Union adopted a new regulatory framework concerning the Registration, Evaluation and Authorization of Chemicals (known as REACH), which became effective on June 1, 2007. One of its main objectives is the protection of human health and the environment. REACH requires manufacturers and importers to gather information on the properties of their substances that meet certain volume or toxicological criteria and register the information in a central database to be maintained by a Chemical Agency in Finland. REACH also contains a mechanism for the progressive substitution of the most dangerous chemicals when suitable alternatives have been identified. We met the deadline of December 1, 2008 for the pre-registration of those chemicals manufactured in, or imported into, the European Economic Area in quantities of one metric ton or more that were not otherwise exempted. Complete registrations containing extensive data on the characteristics of the chemicals will be required in three phases, depending on production usage or tonnage imported per year, and the toxicological criteria of the chemicals. The first registrations are required in 2010; subsequent registrations are due in 2013 and 2018. The toxicological criteria considered for registration determinations are carcinogenicity, mutagenicity, reproductive toxicity (category 1 and 2), and aquatic toxicity. By June 1, 2013, the European Commission will review whether substances with endocrine disruptive properties should be authorized if safer alternatives exist. By June 1, 2019, the European Commission will determine whether to extend the duty to warn from substances of very high concern to those that could be dangerous or unpleasant. We do not expect that the costs to comply with current chemical product safety requirements or REACH will be material to our operations or financial position. It is possible that other regions in which we operate could follow the European Union approach and adopt more stringent chemical product safety requirements.

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

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

NOTE N – EMPLOYEE BENEFITS

1. Retirement Plan

We sponsor a defined contribution plan that is available to all full-time employees after the first day of the month following their employment date. Employees can contribute up to 25%, not to exceed $16,500 for both 2010 and 2009, of their base compensation to a tax-deferred fund. We match at the rate of one dollar for each dollar contributed by the employee up to 5% of such employee’s base compensation, and contributions vest immediately. Our expense to match employee contributions was $0.7 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively, and $1.6 million and $1.5 million for the nine months ended March 31, 2010 and 2009, respectively. Additionally, we made discretionary contributions to the plan of $0.1 million and $0.0 million for the three months ended March 31, 2010 and 2009, respectively, and $0.8 million and $0.5 million for the nine months ended March 31, 2010, and 2009, respectively.

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

Stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $0.1 million and $1.8 million, respectively, and for the nine months ended March 31, 2010 and 2009 was $0.7 million and $5.4 million, respectively. Stock-based compensation expense was recorded as a component of general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. For purposes of calculating stock-based compensation expense, the expected term of the options is based on evaluations of historical and expected future employee exercise behavior, the risk-free interest rate is based on the U.S. Treasury rate at the date of grant with maturity dates approximately equal to the expected life at the grant date, and volatility is based on historical volatility of the market price of our stock. We have not historically paid any dividends.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

The following table summarizes the components of our stock-based compensation programs recorded as expense (in thousands):

	Three Months Ending March 31,		Nine Months Ending March 31,
	2010	2009	2010	2009

Restricted stock:
Pretax compensation expense	$89	$1,370	$499	$4,109
Tax benefit	(31)	(479)	(175)	(959)

Restricted stock expense, net of tax	58	891	324	3,150

Stock options:
Pretax compensation expense	(17)	421	189	1,264
Tax benefit	6	(148)	(66)	(295)

Stock option expense, net of tax	(11)	273	123	969

Total stock based compensation:
Pretax compensation expense	72	1,791	688	5,373
Tax benefit	(25)	(627)	(241)	(1,254)

Total stock based compensation expense, net of tax	$47	$1,164	$447	$4,119

In the third quarter of fiscal 2010, we recognized a forfeiture of stock options and restricted stock that had the effect of reducing fiscal 2010 expense by $0.2 million.

As of March 31, 2010, we had unrecognized compensation cost related to restricted stock and stock options of $0.7 million and $0.1 million, respectively.

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

Net periodic pension cost consists of the following components (in thousands):

	Three Months Ending March 31,		Nine Months Ending March 31,
	2010	2009	2010	2009

Components of net periodic pension cost:
Service cost	$332	$333	$996	$999
Interest cost	55	32	165	96
Expected return on assets	(35)	(20)	(105)	(60)
Amortization of actuarial loss	14	3	42	9

	$366	$348	$1,098	$1,044

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

NOTE O – SEGMENT INFORMATION

We manage our core business as two operating segments based on the products we offer and the markets we serve. Our organizational structure is designed to most effectively manage our business segments and service the needs of our customers. Our operating segments are the C4 Processing business and the Performance Products business.

In the C4 Processing business, we process the crude C4 stream into several higher value components, namely butadiene, butene-1, raffinates and MTBE. In our Performance Products business, we produce high purity isobutylene, process isobutylene to produce higher value derivative products such as polyisobutylene and diisobutylene, and produce nonene and tetramer at our Baytown facility. With the completion of our isobutylene processing unit in the first quarter of fiscal 2008, we idled our Houston dehydrogenation units and stopped production of MTBE from those units. After idling the dehydrogenation units, MTBE has been produced only from our C4 processing activities at significantly reduced volumes, and is used either as a feedstock to the Performance Products segment or sold opportunistically into overseas markets. From the third quarter of fiscal 2008 forward, MTBE revenues and operating results are included in our C4 Processing segment category for reporting purposes.

We produce steam and electricity for our own use at our Houston facility and we sell a portion of our steam production as well as excess electricity. The revenues and expenses related to sale of steam and electricity are not significant and are included in the C4 Processing segment.

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

1. Reportable Segments

The following table provides sales volumes, revenues, cost of sales and Adjusted EBITDA by reportable segment for the periods presented. The table also provides a reconciliation of Adjusted EBITDA to Net Income (Loss), the most direct comparative GAAP measure reported in the Consolidated Statements of Operations. Adjusted EBITDA is not a measure computed in accordance with GAAP. Accordingly it does not represent cash flow from operations, nor is it intended to be presented herein as a substitute to operating income or net income as indicators of our operating performance. We calculate Adjusted EBITDA in accordance with our credit facilities, meaning earnings before interest, taxes, depreciation and amortization (EBITDA), then adjusted to add back certain additional items. Such additional items include certain non-cash items defined by the credit facilities and reflected in the Reconciliation of Adjusted EBITDA to Net Income (Loss). Our calculation of Adjusted EBITDA may be different from the calculation used by other companies; therefore, it may not be comparable to other companies.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

Adjusted EBITDA is the primary performance measurement used by senior management and our Board of Directors to evaluate operating results and to allocate capital resources between our business segments. We also are presenting Adjusted EBITDA because our lenders require us to report this measure (referred to as Consolidated EBITDA in the credit facilities) to them, and the measure is used in ratio calculations that affect our ability to pay dividends and other distributions, and to make certain investments and acquisitions, in compliance with covenants under our credit facilities.

Sales volumes and financial results by operating segment are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Sales volumes (lbs):
C4 Processing	531,037	485,010	1,796,637	1,581,116
Performance Products	153,663	108,260	443,587	448,439

	684,700	593,270	2,240,224	2,029,555

Revenues:
C4 Processing	$299,731	$119,111	$904,142	$856,377
Performance Products	100,994	43,508	252,509	259,586

	$400,725	$162,619	$1,156,651	$1,115,963

Cost of sales (1):
C4 Processing	$260,448	$93,804	$784,832	$786,305
Performance Products	80,564	33,152	205,349	209,167

	$341,012	$126,956	$990,181	$995,472

Adjusted EBITDA (2)(3):
C4 Processing	$14,657	$7,605	$65,064	$46
Performance Products	11,401	3,351	19,792	26,063
Corporate	(6,952)	(5,555)	(18,564)	(19,513)

	$19,106	$5,401	$66,292	$6,596

(1)	Excludes depreciation and amortization and operating expenses.
(2)	See above for further discussion of Adjusted EBITDA.
(3)	Reconciliation of Adjusted EBITDA to Net Income (Loss) for the three and nine months ended March 31 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net income (loss):	$4,052	$(5,291)	$16,131	$(30,600)
Income tax expense (benefit)	2,663	(4,170)	10,900	(16,082)
Interest expense, net	3,510	3,945	11,005	13,187
Depreciation and amortization	9,841	10,699	29,958	31,352

EBITDA	20,066	5,183	67,994	(2,143)
Non-cash stock-based compensation	70	1,584	700	4,751
Unrealized (gain) loss on derivatives	(1,030)	(1,366)	(2,402)	3,988

Adjusted EBITDA:	$19,106	$5,401	$66,292	$6,596

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2010 and 2009

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

Overview

We manage our business and conduct our activities in two operating segments, our C4 Processing segment and our Performance Products segment. These two operating segments are our primary reporting segments. In the C4 Processing segment, we process the crude C4 stream into several higher value components, namely butadiene, butene-1, raffinates and MTBE. In our Performance Products segment, we produce high purity isobutylene and we process isobutylene to produce higher value derivative products, such as polyisobutylene and diisobutylene . We also process refinery grade propylene into nonene, tetramer and associated by-products as a part of our Performance Products segment. We produce steam and electricity for our own use at our Houston facility, and we sell a portion of our steam production as well as excess electricity, which are reported as part of our C4 Processing segment.

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

During the third quarter of fiscal 2009, we noticed improvement in demand for some products relative to the previous months, and we restarted all of the production facilities that we idled in December 2008. However, our butadiene production was negatively impacted by reduced supply of crude C4, the raw material input for our C4 Processing extraction process. We receive most of our crude C4 from steam crackers, which are designed to process naphtha and natural gas liquids into ethylene. Crude C4 is a byproduct of the ethylene production process. The volume of crude C4 produced by the ethylene producers is driven by the amount of ethylene production and the composition of the steam cracker’s feedstock. Some major ethylene producers have the flexibility to vary from light feedstocks, such as natural gas liquids (NGLs), to heavier feedstocks, such as naphtha, or vice versa depending on the economics of the feedstock. When ethylene producers process heavier feedstock, greater volumes of crude C4 are produced. However, when light feedstocks are inexpensive relative to heavy feedstocks, the producers may choose to process those light feedstocks instead, a process referred to as “light cracking,” which results in lower volumes of crude C4 production. Since the third quarter of fiscal 2008 and through the first nine months of fiscal 2010, NGL prices have been attractive relative to naphtha. Consequently, light cracking has been prevalent throughout this time period, reducing our crude C4 supply and thereby decreasing our butadiene production and sales volumes.

In sharp contrast to the first nine months of fiscal 2009, the first nine months of fiscal 2010 have been characterized by continuously improving market conditions as well as increasing petroleum prices and related commodity market indices. Since a substantial portion of our raw material costs and product selling prices are tied to these commodity indices (such as indices based on the price of unleaded regular gasoline, butane, isobutane or refinery grade propylene), during the first nine months of fiscal 2010 we experienced upward trends in both our raw material costs and our selling prices. Although both raw material costs and selling prices have increased over the first nine months of fiscal 2010, selling price increases have outpaced raw material cost increases, resulting in profit margin improvement over the course of the period. Supply shortages for some of our products have also contributed to margin improvement over the course of the period.

Recent Developments

On May 4, 2010, our shares began trading on The NASDAQ Capital Market under the symbol “TPCG”.

On April 29, 2010, we amended and extended our revolving credit facility. The amended facility increases overall capacity from $140 million to $175 million, subject to borrowing base calculations, and extends the maturity date from June 2011 to at least March 2013. In addition the amended credit agreement includes an accordion feature that could facilitate access to additional capacity if necessary for continued growth.

In February 2010, we completed a major scheduled plant turnaround at the Houston facility. The turnaround was completed on time, on budget and without incident, and the facility operated at expected high and efficient production rates throughout the remainder of the third quarter. With the plants operating at high rates, we believe we are positioned well to address customer demand in the seasonally strong fourth quarter, subject to crude C4 supply.

In February 2010, we received a $39.8 million refund of federal income taxes paid for fiscal 2004 through fiscal 2006. As a result of the Worker, Homeownership, and Business Assistance Act of 2009, which was signed into law on November 6, 2009 and extended the carry-back period from two to three, four or five years, we applied for a refund of income taxes paid for fiscal years 2004, 2005 and 2006. Of the total amount of the fiscal 2009 net operating loss, we applied to carry back $124.3 million, which resulted in a refund of $39.8 million received in February 2010. The remaining portion of the fiscal 2009 net operating loss of $8.3 million is available to be carried forward to offset future taxable income. We are continuing to evaluate options for use of the cash proceeds in a strategic manner designed to maximize value to our stockholders.

In November 2009, we received the second and final installment of our claim under our business interruption insurance policy related to damages incurred from Hurricane Ike in September 2008. On or about September 11, 2008, in anticipation of Hurricane Ike, we shut down all three of our major operating facilities. Our facilities sustained relatively minor damage but remained shut down for approximately one week. However, many of our customers and suppliers suffered greater damage than we suffered and were in some cases significantly slower to recommence operations, resulting in significantly curtailed sales volume. As a result of losses we incurred, we made a claim against our business interruption insurance policy. Our total claim settlement of $47.0 million consisted of a $19.5 million deductible, a $10.0 million payment received in fourth quarter of fiscal 2009 and a second and final payment of $17.1 million (net of recovery expenses of $0.4 million) in the second quarter of fiscal 2010.

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

Results of Operations

Selected financial and operating data for our reportable business segments for the three and nine month periods ended March 31, 2010 and 2009 is summarized below (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Sales volumes (lbs):
C4 Processing	531,037	485,010	1,796,637	1,581,116
Performance Products	153,663	108,260	443,587	448,439

	684,700	593,270	2,240,224	2,029,555

Revenues:
C4 Processing	$299,731	$119,111	$904,142	$856,377
Performance Products	100,994	43,508	252,509	259,586

	$400,725	$162,619	$1,156,651	$1,115,963

Cost of sales (1):
C4 Processing	$260,448	$93,804	$784,832	$786,305
Performance Products	80,564	33,152	205,349	209,167

	$341,012	$126,956	$990,181	$995,472

Operating expenses:
C4 Processing	$24,627	$22,397	$71,297	$74,721
Performance Products	9,029	7,006	27,369	24,355

	$33,656	$29,403	$98,666	$99,076

(1)	Excludes depreciation and amortization and operating expenses. See further discussion below under “Cost of sales”.

Third Quarter of Fiscal 2010 versus Third Quarter of Fiscal 2009

Revenues

Total revenues for the third quarter of fiscal 2010 were $400.7 million, which represents an increase of $238.1 million, or 146%, compared to total revenues of $162.6 million for the corresponding quarter of fiscal 2009. The increase in revenues reflected an overall 15% increase in sales volumes and a 118% increase in overall average selling prices. The positive impact of higher sales volumes was $35 million and the positive impact of the higher average selling prices was $203 million. The substantial improvement reflected more favorable market conditions in the current year quarter, in which customer demand and selling prices have increased, compared to the prior year quarter. The prior year quarter was characterized by depressed commodity prices and customer demand attributable in part to the global economic recession that started in the latter part of calendar 2008.

C4 Processing segment revenues for the third quarter of fiscal 2010 were up $180.6 million, or 152%, compared to the comparable prior year quarter. The improvement reflected 9% higher sales volumes and average selling prices that were more than double (up 136%) the prior year quarter average. The positive impacts on segment revenues of the higher sales volumes and higher average selling prices were $9 million and $172 million, respectively.

Performance Products segment revenues for the fiscal 2010 third quarter were up $57.5 million, or 132%, compared to the prior year quarter on 42% higher sales volumes and 64% higher average selling prices. The positive impact of the higher sales volumes, which reflected increases for all products, was $27 million and the positive impact of the higher average selling prices was $30 million.

Cost of sales

Cost of sales includes variable production and distribution costs, including raw materials and related inbound freight, energy, catalyst and chemicals used in the manufacturing process, waste disposal and outbound product distribution costs. Manufacturing and related operating overhead expenses, excluding depreciation and amortization, are included in operating expenses discussed below.

Total cost of sales was $341.0 million for the third quarter of fiscal 2010 compared to $127.0 million in the third quarter of fiscal 2009. The overall $214.0 million, or 169%, increase in cost of sales reflected the combined impact of 15% higher sales volumes and average raw material costs that were 183% higher than the prior year quarter. Consistent with the discussion of selling prices above, the overall improvement in economic and market conditions in fiscal 2010 has also resulted in steadily increasing raw material costs. Total cost of sales represented 85% and 78% of total revenues for the current and prior year third quarter, respectively.

C4 Processing segment cost of sales for the third quarter of fiscal 2010 increased $166.6 million, or 178%, compared to the prior year quarter resulting from 9% higher sales volumes and 226% higher average raw material costs. C4 Processing segment cost of sales as a percentage of segment revenues was 87% in the third quarter of fiscal 2010 and 79% in the third quarter of fiscal 2009.

Performance Products segment cost of sales for the third quarter of fiscal 2010 were up $47.4 million, or 143%, compared to the comparable prior year quarter. The increase reflected the impact of 42% higher sales volumes and 85% higher average raw material costs. Performance Products segment cost of sales as a percentage of segment revenues were 80% and 76% for the current and prior year third quarters, respectively.

Operating expenses

Operating expenses include plant manufacturing overhead, supply chain services, environmental, health and safety costs, research and development, sales overhead, customer support, property taxes and property and casualty insurance expense.

Operating expenses incurred in the third quarter of fiscal 2010 were $33.7 million, which were $4.2 million, or 14%, higher than the $29.4 million incurred in the corresponding fiscal 2009 quarter. The primary components of the increase were higher routine and renewal maintenance costs of $2.6 million and higher compensation and benefit costs of $2.4 million, partially offset by the absence of hurricane damage repair expense incurred in the prior year quarter of $0.7 million. The increase in plant operating expenses reflected curtailed operations in the prior year quarter as a result of the depressed market conditions as well as deferral of discretionary spending to preserve liquidity.

General and administrative expense

General and administrative expense in the fiscal 2010 third quarter was $7.5 million compared to $7.3 million in the comparable prior year quarter. The primary variances from the prior year quarter were higher compensation and benefit costs of $1.8 million, including severance of $0.7 million, and lower stock-based compensation expense of $1.7 million. The lower stock-based compensation was due to the majority of option and restricted stock grants becoming fully vested in fiscal 2009.

Depreciation and amortization expense

Depreciation and amortization expense was $9.8 million for the fiscal 2010 third quarter compared to $10.7 million for the corresponding quarter of fiscal 2009. The lower depreciation in the current year quarter reflected the return to baseline capital spending subsequent to completion of our major capital investment initiatives in the first quarter of fiscal 2009.

Unauthorized freight payment recoveries

In July 2007, we discovered that a former employee, with the assistance of a non-employee conspirator, had directed unauthorized payments from our accounts to a fictitious vendor in various amounts in years prior to fiscal 2009. In August 2008, the former employee and his non-employee conspirator were convicted of certain crimes related to the unauthorized freight payments. As part of their convictions, the former employee and his non-employee conspirator were required to forfeit assets to the Office of the U.S. Attorney for restitution. The majority of these assets were liquidated by the U.S. government, and in the third quarter of fiscal 2009 we received $4.7 million as restitution of losses represented by the unauthorized freight payments. Further recoveries, if any, are not expected to be significant.

Interest expense

Interest expense for the third quarter of fiscal 2010 was $3.5 million compared to $3.9 million for the third quarter of fiscal 2009. The lower expense in the current year quarter primarily reflected a lower average amount outstanding on our Revolving Credit Facility of $28.2 million, as interest rates in the current and prior year periods were comparable.

Unrealized gain on derivatives

Unrealized net gains on derivatives were $1.0 million and $1.4 million for the third quarter of fiscal 2010 and fiscal 2009, respectively. The gain in the fiscal 2010 quarter consisted entirely of a gain on the interest rate swap related to our Term Loan Facility. The gain in the prior year third quarter consisted of a gain of $0.9 million on the interest rate swap and a gain of $0.5 million related to commodity swaps.

Income tax expense

Our effective income tax rate for the fiscal 2010 third quarter was 40%, compared to 44% for fiscal 2009 third quarter. The effective rates for both quarters reflected federal tax provisions at 35% and Texas and Delaware franchise taxes. The higher effective rate in the prior year quarter reflected a true-up as a result of an increase in the projected annual effective tax rate.

Net income

Fiscal 2010 third quarter net income was $4.1 million compared to net loss of $5.3 million for the third quarter of fiscal 2009. The primary components of the $10.1 million improvement were the positive impacts of higher revenue of $238.1 million and lower stock-based compensation of $1.5 million, partially offset by higher cost of sales of $214.0 million, higher operating expenses of $4.3 million, absence of the unauthorized freight payment recovery of $4.7 million in the current year quarter and higher tax provision of $6.8 million.

First Nine Months of Fiscal 2010 versus First Nine Months of Fiscal 2009

Revenues

Total revenues for the first nine months of fiscal 2010 were $1,156.7 million, an increase of $40.7 million, or 4%, compared to total revenues of $1,116.0 million for the corresponding period of fiscal 2009. The overall increase in revenues was driven by a 10% increase in overall sales volume, which was partially offset by lower average selling prices for most product lines, which in the aggregate were 6% lower. The positive impact of the higher sales volumes was $146 million, while the lower average selling prices had an overall negative impact on revenues of $105 million. Sales volumes for the first nine months of fiscal 2009 were curtailed in the first two months of the period by limited crude C4 availability and subsequently by the aftermath of Hurricane Ike and weakened demand related to the global economic recession. Sales volumes in the first nine months of fiscal 2010 reflected an upward trend in overall demand for our products that has followed the improvement in general economic and market conditions. Average selling prices for the first nine months of the prior fiscal year were positively affected by strong demand and high petrochemical and fuel-related prices during the first two months of the period, and then were negatively affected over the remainder of the period as a result of the global economic recession. Selling prices for the first nine months of fiscal 2010, although on an overall average basis below prior year levels, have increased over the course of the period. The upward trend over the first nine months of fiscal 2010 reflected strengthening economic conditions that have driven petroleum prices and related commodity market indices upward. Fiscal 2010 average selling prices have also benefited from tight market conditions for our products.

C4 Processing segment revenues in the first nine months of fiscal 2010 were higher by $47.8 million, or 6%, compared to the first nine months of fiscal 2009. The overall increase reflected the a positive impact of 14% higher sales volumes partially offset by the negative impact of average selling prices that were approximately 7% below prior period levels. The positive impact of the higher sales volumes was $133 million, while the negative impact of the lower average selling prices was $85 million.

Performance Products segment revenues for the first nine months of fiscal 2010 were down $7.1 million, or 3%, versus the comparable period on slightly (1%) lower overall sales volume and 3% lower average selling prices. The lower sales volumes reflected the loss of sales volume related to a contract that ended as of December 31, 2008, which was offset by higher sales volumes in fiscal 2010 for all other product lines in this segment. The contract that ended on December 31, 2008 contributed 25% of total sales volumes and 21% of total revenues for the segment during the first nine months of fiscal 2009. The negative impact of the lower average selling prices was $20 million, while the impact of the overall slight reduction in sales volume was a positive $13 million due to the product mix in which higher priced products during the first nine months of fiscal 2010 offset the loss of lower priced products related to the expired contract.

Cost of sales

Total cost of sales was $990.2 million for the first nine months of fiscal 2010 compared to $995.5 million in the first nine months of fiscal 2009. The overall $5.3 million, or 1%, decrease in cost of sales was driven by lower average raw material and energy costs, partially offset by the impact of 10% higher sales volumes. Overall average raw material costs for the first nine months of fiscal 2010 were lower by 7% compared to the prior year period. Total cost of sales represented 86% and 89% of total revenues for the first nine months of the current and prior year, respectively.

C4 Processing segment cost of sales for the first nine months of fiscal 2010 were slightly lower (less than 1%) than for the comparable year period, reflecting lower average raw material and energy costs, partially offset by the impact of 14% higher sales volumes. Fiscal 2010 average raw material costs were 8% lower versus the comparable prior year period. C4 Processing segment cost of sales as a percentage of segment revenues was 87% in the first nine months of fiscal 2010 and 92% in the comparable fiscal 2009 period.

Performance Products segment cost of sales for the first nine months of fiscal 2010 decreased by $3.8 million, or 2%, compared to the first nine months of the prior year, which primarily reflected slightly lower raw material and energy costs. The impact on sales volume of the sales contract that ended as of December 31, 2008 (see discussion of Performance Products revenues above) was offset by substantially higher sales volumes in fiscal 2010 for all other products. The contract that expired on December 31, 2008 contributed 25% of total segment sales volumes and 22% of total segment cost of sales in the first nine months of fiscal 2009. The Performance Products segment cost of sales as a percentage of segment revenues was 81% for both the current year and prior year periods.

Operating expenses

Operating expenses incurred during the first nine months of fiscal 2010 were $98.7 million compared to $99.1 million incurred in the corresponding fiscal 2009 period. The primary differences were the absence of hurricane damage repair expense incurred in the prior year of $3.4 million, lower renewal maintenance expenses of $2.0 million, lower property taxes of $1.6 million, higher routine maintenance of $2.4 million, higher insurance costs of $1.1 million, higher turnaround amortization of $1.0 million, higher employee benefit costs of $1.4 million and higher selling overhead expenses of $0.6 million.

General and administrative expenses

General and administrative expenses for the first nine months of fiscal 2010 were $20.8 million compared to $25.4 million in the comparable prior year period. The primary components of the $4.6 million decrease were reductions of $6.3 million related to our stock-based compensation plan, lower outside legal fees and settlement costs of $0.8 million and higher compensation and benefit costs of $2.9 million, including severance costs of $0.7 million. Stock-based compensation decreased by $4.7 million due to the majority of option and restricted stock grants becoming fully vested in fiscal 2009. The reduction also reflected the absence in the current year period of $1.6 million incurred by us in the comparable prior year period to pay the individual tax liability of our directors and certain of our management-level employees related to the vesting of their restricted stock. The amount we paid was based on their individual tax liability related to the value of the stock that vested on July 1, 2008. No such option was available to our directors and management employees regarding the restricted stock that vested on July 1, 2009.

Depreciation and amortization expense

Depreciation and amortization expense was $30.0 million for the first nine months of fiscal 2010 compared to $31.4 million for the corresponding period of fiscal 2009. The slightly lower depreciation in the current year period reflected the return to baseline capital spending subsequent to completion of our major capital investment initiatives in the first quarter of fiscal 2009.

Unauthorized freight payment recoveries

In July 2007, we discovered that a former employee, with the assistance of a non-employee conspirator, had directed unauthorized payments from our accounts to a fictitious vendor in various amounts in years prior to fiscal 2009. In August 2008, the former employee and his non-employee conspirator were convicted of certain crimes related to the unauthorized freight payments. As part of their convictions, the former employee and his non-employee conspirator were required to forfeit assets to the Office of the U.S. Attorney for restitution. The majority of these assets were liquidated by the U.S. government, and in the third quarter of fiscal 2009 we received $4.7 million as restitution of losses represented by the unauthorized freight payments.

Business interruption insurance recoveries

During the first nine months of fiscal 2010, we received $17.1 million (net of recovery expenses of $0.4 million) as the second and final installment of our business interruption insurance recovery related to Hurricane Ike. Our total settlement of $47.0 million consisted of a $19.5 million deductible, a $10.0 million payment received in the fourth quarter of fiscal 2009 and the final payment of $17.5 million, before expenses, received in the second quarter of fiscal 2010. The insurance recovery is reflected in operating results for the C4 Processing segment.

Interest expense

Interest expense for the first nine months of fiscal 2010 was $11.0 million compared to $13.2 million for the first nine months of fiscal 2009. The lower expense in the current year period reflected lower interest rates on a lower average amount outstanding on our Revolving Credit Facility of $30.2 million, partially offset by absence of capitalized interest in the current year period, which was $0.9 million in the prior year period.

Unrealized gain/loss on derivatives

Unrealized net gain on derivatives was $2.4 million for the first nine months of fiscal 2010 compared to a net loss of $4.0 million in the comparable prior year period. Both the gain in the fiscal 2010 period and the loss in the fiscal 2009 period were associated with the interest rate swap related to our Term Loan Facility.

Income tax expense

Our effective income tax rate for the nine months ended March 31, 2010 was 40%, compared to 34% for the comparable fiscal 2009 period. The effective rates for the first nine months of both years reflected federal tax provisions at 35% and Texas and Delaware franchise taxes; however, the current year provision includes the impact of a Domestic Production Deduction of $1.0 million originally taken on the fiscal 2006 tax return that was permanently lost as a result of carry back of our fiscal 2009 net operating loss, which eliminated fiscal 2006 taxable income. In December 2009, as a result of the Worker, Homeownership, and Business Assistance Act of 2009 that was signed into law on November 6, 2009, we applied for a refund of income taxes paid for fiscal years 2004, 2005 and 2006. Of the total amount of the fiscal 2009 net operating loss of $132.6 million, we applied to carry back $124.3 million, which resulted in a refund of $39.8 million received in February 2010. The remaining $8.3 million of the fiscal 2009 net operating loss is available to be carried forward to offset future taxable income.

Net income

Net income for the first nine months of fiscal 2010 was $16.1 million compared to net loss of $30.6 million for the comparable fiscal 2009 period. The primary components of the $47.5 million increase were the positive impacts of higher sales revenue of $40.7 million, lower cost of sales of $5.3 million, the net business interruption insurance recovery of $17.1 million, the unrealized gain on the interest rate swap of $6.4 million and lower stock-based compensation of $4.1 million, partially offset by absence of the unauthorized freight payment recovery of $4.7 million in the current year period and higher tax provision of $27.4 million.

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

In February 2010, we received a $39.8 million refund of federal income taxes paid for fiscal 2004 through fiscal 2006 through the carry-back of a substantial portion of our fiscal 2009 net operating loss (see further discussion under Recent Developments above).

At March 31, 2010, we had total debt of $270.5 million, availability under our Revolving Credit Facility of $120.0 million, and cash reserves of $26.2 million. Debt outstanding, including current maturities, consisted of $270.1 million under our Term Loan and $0.4 million under a note used to finance our fiscal 2010 insurance premiums. As of March 31, 2010, we were in compliance with all the covenants set forth in the Term Loan and the Revolving Credit Facility.

The Term Loan requires annual prepayments equal to a specified percentage, which varies depending upon our calculated Leverage Ratio, of excess cash flow. For excess cash flow generated in fiscal year ended June 30, 2009, we made a payment of $0.4 million in October 2009. No such prepayment was required for fiscal 2008.

On April 29, 2010, we entered into an Amended and Restated Revolving Credit Agreement, which provides for a $175 million revolving credit facility (the “Revolving Credit Facility”) maturing on the earlier of April 29, 2014, or if more than $25 million remains outstanding under the Term Loan, March 29, 2013. Availability under the Revolving Credit Facility is limited to the borrowing base, comprised of 85% of eligible accounts receivable and 65% of eligible inventory, as redetermined monthly. Up to $30 million of the facility may be used for the issuance of letters of credit. The Revolving Credit Facility also includes an accordion feature under which the lenders may agree, upon our request, to increase their commitments to an aggregate amount not to exceed $200 million.

Amounts borrowed under the Revolving Credit Facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit agreement) plus 3.00% to 3.75%, or (b) the base rate (as described below) plus 2.00% to 2.75%, in each case depending on the ratio of our consolidated debt to consolidated EBITDA (as defined in the credit agreement), with a lower leverage ratio resulting in lower rates. The base rate equals the highest of (i) the administrative agent’s prime lending rate, (ii) the Federal Funds Rate plus  1/2 of 1%, or (iii) the one-month Eurodollar Rate (as defined in the credit agreement) plus 1%.

A commitment fee is payable on the unused portion of the Revolving Credit Facility in an amount equal to 0.50% per annum if average availability is less than 50% of the total commitments, or 0.75% per annum if average availability is 50% or more of the total commitments, in each case based on average availability during the previous fiscal quarter.

The Revolving Credit Facility is secured with a first priority lien on cash, accounts receivable, inventory and certain intangibles, and through cross-collateralization with the term loan, a second priority lien on all other assets, including fixed assets. The Revolving Credit Facility is guaranteed by all of our material domestic subsidiaries and provides for customary events of default.

The Revolving Credit Facility includes covenants that restrict, subject to specified exceptions, our ability to:

•	create or permit liens on our assets;

•	incur additional indebtedness or issue redeemable equity securities;

•	guarantee indebtedness;

•	merge or consolidate with a third party;

•	sell or otherwise dispose of assets;

•	pay dividends or effect stock buy-backs;

•	issue or sell stock of subsidiaries;

•	make loans, investments and acquisitions;

•	enter into transactions with affiliates;

•	change the lines of business in which we are engaged;

•	change our fiscal year;

•	make voluntary prepayments or redemptions of subordinated indebtedness;

•	enter into agreements that limit our subsidiaries’ ability to pay distributions to or enter into transactions with us;

•	maintain cash balances in excess of $15 million without using such excess cash to prepay loans under the Revolving Credit Facility; and

•	enter into receivables financings or securitization programs.

Although the Revolving Credit Facility restricts acquisitions, investments and the payment of dividends, respectively, acquisitions, investments and dividends are permitted, subject to restrictions under the existing term loan agreement, if (a) pro forma current and average 90-day historical availability each exceed the greater of $50 million or 50% of the total commitments, or (b) pro forma projected, current and average 90-day historical availability each exceed the greater of $25 million or 25% of the total commitments and we meets a minimum consolidated fixed charge coverage ratio. Finally, the Revolving Credit Agreement includes a covenant requiring a minimum consolidated fixed charge coverage ratio should availability be less than the greater of $15 million or 15% of the total commitments.

The following table summarizes our changes in cash for the periods presented (in thousands):

	Nine Months Ended March 31,
	2010	2009

Cash flows provided by (used for):
Operating activities	$28,044	$22,319
Investing activities	(6,401)	(15,057)
Financing activities	(2,016)	(7,492)

Change in cash and cash equivalents	$19,627	$(230)

Operating activities

In the first nine months of fiscal 2010, we generated positive net cash flows from operations of $28.0 million. The primary components of our operating cash flows were net income of $16.1 million (which included the net business interruption insurance recovery of $17.1 million) plus depreciation and other net non-cash expenses of $44.0 million and the federal income tax refund of $39.8 million, partially offset by increased investment in working capital of $70.6 million.

Accounts receivable increased $64.6 million to $163.1 million at March 31, 2010 from $98.5 million at June 30, 2009. Days of sales outstanding at both March 31, 2010 and June 30, 2009 were consistent with our average of approximately 30 days; however, product revenues for the month of March 2010 were 57% higher than product revenues in the month of June 2009. March 2010 average selling prices were approximately 70% higher than June 2009 average selling prices, which was more than sufficient to offset the effect of 8% lower sales volume in March 2010 versus June 2009.

Our inventory at March 31, 2010 of $97.3 million was $60.4 million higher than the $36.9 million at June 30, 2009. The increase in inventory value reflected the combined effect of significantly higher physical inventory volumes and higher overall average cost per pound. Overall pounds in inventory and overall average cost per pound at March 31, 2010 were up approximately 63% and 62%, respectively, compared to June 30, 2009. The impact of the higher volume and higher average cost were $37 million and $23 million, respectively.

In the nine months of fiscal 2009, we had positive net cash flows from operations of $22.3 million. The primary components of operating cash flows were the net loss of $30.6 million, offset by depreciation and other net non-cash expenses of $34.8 million, cash outflow related to plant turnaround activity of $5.8 million and cash inflow from reduced investment in working capital of $22.4 million.

Investing activities

During the first nine months of fiscal 2010, we invested $6.4 million in the form of capital expenditures. The low level of capital expenditures in the period reflected completion of our major capital investment initiatives in the first quarter of fiscal 2009 and the return to our baseline capital requirements within our disciplined approach to spending.

During the first nine months of fiscal 2009, we invested $15.1 million in the form of capital expenditures, primarily related to our polyisobutylene plant that started up in October 2008.

Financing activities

During the first nine months of fiscal 2010, we had net outflows from financing activities of $2.0 million, consisting of principal repayments on our Term Loan of $2.4 million, partially offset by net inflows from borrowings to finance our insurance premiums of $0.4 million.

During the first nine months of fiscal 2009, we had net outflows from financing activities of $7.5 million, consisting primarily of principal repayments on our Term Loan of $2.1 million, net repayments on our Revolving Credit Facility of $2.8 million and repurchase of shares for $3.0 million, partially offset by net inflows from borrowings to finance our insurance premiums of $1.1 million.

Off-balance-sheet arrangements

We do not currently utilize any off-balance-sheet arrangements to enhance our liquidity and capital resource positions, or for any other purpose.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material developments during the first nine months of fiscal 2010 regarding the matters previously disclosed about quantitative and qualitative market risk in Amendment No. 1 to our registration statement on Form 10 filed on January 8, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Controls

During the quarter ended March 31, 2010 there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note M to the condensed consolidated financial statements for a description of certain legal proceedings.

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

Item 6.	Exhibits

Exhibit No.

4.5	Amended and Restated Revolving Credit Agreement dated as of April 29, 2010 among TPC Group LLC and the other borrowers named therein, as Borrowers, TPC Group LLC, as Funds Administrator, various lending institutions, as Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Trust Company Americas and Wells Fargo Capital Finance LLC as Co-Collateral Agents, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed May 3, 2010).

10.1	Agreement dated March 23, 2010 between TPC Group Inc., TPC Group LLC and Ruth I. Dreessen (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPC Group Inc.

Date: May 14, 2010	By:	/S/ CHARLES W. SHAVER
Charles W. Shaver
President and Chief Executive Officer

Date: May 14, 2010	By:	/S/ RUTH I. DREESSEN
Ruth I. Dreessen
Executive Vice President and Chief Financial Officer