Form 10-K/A
period 2010-06-30
TPC Group Inc.
filed 2010-10-19
CIK 1452217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

There were 18,255,698 shares of the registrant’s common stock outstanding as of September 10, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

TPC Group Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to correct the item set forth below in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the Securities and Exchange Commission on September 17, 2010 (the “Original Filing”):

•

To replace the Consent of Grant Thornton LLP previously filed as Exhibit 23.1 to the Original Filing to correctly reflect a reference to the financial statements as those included in the Annual Report of TPC Group Inc. on Form 10-K for the year ended June 30, 2010.

This Amendment No. 1 includes the following: Part IV, Item 15. Exhibits and Financial Statement Schedules, which includes the amended Consent of Grant Thornton LLP, and the Signatures.

Except for the item discussed in this Explanatory Note, no other changes have been made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update disclosures affected by subsequent events.

Part IV.

Item 15.	Exhibits and Financial Statement Schedules	3

Signatures		7

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements, schedules and exhibits are filed as part of this report:

(1)	Financial Statements. Reference is made to the Index to Consolidated Financial Statements in the Original Filing.

(2)	Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3)	Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Texas Petrochemicals LP’s Fourth Amended Plan of Reorganization (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

2.2	Investment Agreement dated as of February 28, 2004 by and among Texas Petrochemicals LP, Castlerigg Master Investments, Ltd. and RCG Carpathia Master Fund, Ltd. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

2.3	Asset Purchase Agreement dated as of April 5, 2006 by and among Texas Petrochemicals LP, Huntsman Petrochemical Corporation and Huntsman Fuels, LP (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

2.4	First Amendment to Asset Purchase Agreement dated as of April 27, 2006 by and among Texas Petrochemicals LP, Huntsman Petrochemical Corporation and Huntsman Fuels, LP (incorporated herein by reference to Exhibit 2.4 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

2.5	Second Amendment to Asset Purchase Agreement dated as of June 14, 2006 by and among Texas Petrochemicals LP, Huntsman Petrochemical Corporation and Huntsman Fuels, LP (incorporated herein by reference to Exhibit 2.5 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

3.1	Amended and Restated Certificate of Incorporation of TPC Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010).

3.2	Bylaws of TPC Group Inc., as amended and restated August 26, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2010).

4.1	Term Loan Agreement dated as of June 27, 2006, among Texas Petrochemicals LP, various lending institutions and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed January 8, 2010).

4.2	First Amendment to Term Loan Agreement dated as of June 4, 2010 among TPC Group LLC and Deutsche Bank Trust Company Americas, as lender and administrative agent, and the other financial institutions parties thereto, as lenders (incorporated herein by reference to Exhibit 4.6 to the Company Current Report on Form 8-K filed June 4, 2010).

4.3	Revolving Credit Agreement dated as of June 27, 2006, among Texas Petrochemicals LP and the other borrowers named therein, as Borrowers, Texas Petrochemicals LP, as Funds Administrator, various lending institutions, as Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, and LaSalle Bank National Association, as Collateral Agent (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed January 8, 2010).

4.4	Joinder To Credit Agreement dated as of March 28, 2008, among Texas Petrochemicals LP, Texas Butylene Chemical Corporation, various financial institutions, and Deutsche Bank Trust Company Americas as administrative agent for the Lenders, with Deutsche Bank Securities Inc., as Lead Arranger (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

4.5	First Amendment to Revolving Credit Agreement dated as of February 10, 2009, by and among Texas Petrochemicals LLC and Texas Butylene Chemical Corporation, as Borrowers, and various lenders named therein (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

4.6	Amended and Restated Revolving Credit Agreement dated as of April 29, 2010 among TPC Group LLC and the other borrowers named therein, as Borrowers, TPC Group LLC, as Funds Administrator, various lending institutions, as Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Trust Company Americas and Wells Fargo Capital Finance LLC as Co-Collateral Agents, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed May 3, 2010).

10.1†	Employment Agreement dated effective July 1, 2006, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Charles W. Shaver (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.2†	Amendment No. 1 to Employment Agreement dated effective July 1, 2008, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Charles W. Shaver (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.3†	Amendment No. 2 to Employment Agreement dated May 24, 2010, effective as of January 1, 2009, between TPC Group Inc., TPC Group LLC and Charles W. Shaver (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 26, 2010).

10.4†	Employment Agreement dated effective July 1, 2006, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Ruth I. Dreessen (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.5†	Amendment No. 1 to Employment Agreement dated effective July 1, 2008, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Ruth I. Dreessen (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.6†	Amendment No. 2 to Employment Agreement dated May 24, 2010, effective as of January 1, 2009, between TPC Group Inc., TPC Group LLC and Ruth I. Dreessen (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 26, 2010).

10.7†	Agreement dated March 23, 2010 between TPC Group Inc., TPC Group LLC and Ruth I. Dreessen (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2010).

10.8†	Employment offer letter agreement dated May 14, 2010, effective as of June 1, 2010, between TPC Group Inc. and Miguel A. Desdin (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) filed August 16, 2010.

10.9†	Employment Agreement dated as of June 1, 2010 between TPC Group Inc. and Miguel A. Desdin (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2010).

10.10†	Employment Agreement dated effective July 1, 2006, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Christopher A. Artzer (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.11†	Amendment No. 1 to Employment Agreement dated effective July 1, 2008, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Christopher A. Artzer (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.12†	Amendment No. 2 to Employment Agreement dated May 24, 2010, effective as of January 1, 2009, between TPC Group Inc., TPC Group LLC and Christopher A. Artzer (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 26, 2010).

10.13†	Employment Agreement dated effective March 19, 2007, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Luis E. Batiz (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.14†	Amendment No. 1 to Employment Agreement dated effective March 20, 2009, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Luis E. Batiz (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.15†	Amendment No. 2 to Employment Agreement dated May 24, 2010, effective as of January 1, 2009, between TPC Group Inc., TPC Group LLC and Luis E. Batiz (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 26, 2010).

10.16†	Employment Agreement dated effective September 2, 2008, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Russell T. Crockett Jr. (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.17†	Amendment No. 1 to Employment Agreement dated May 24, 2010, effective as of January 1, 2009, between TPC Group Inc., TPC Group LLC and Russell T. Crockett Jr. (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 26, 2010).

10.18†	TPC Group Inc. Executive Severance Plan dated effective July 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2010).

10.19†	Texas Petrochemicals Inc. 2004 Stock Awards Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.20†	Form of Option Award Agreement under 2004 Stock Awards Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.21†	Form of Restricted Stock Award Agreement under 2004 Stock Awards Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.22†	Texas Petrochemicals Inc. 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.23†	Form of Restricted Stock Award Agreement for directors under the 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed January 8, 2010).

10.24†	Form of Performance Share Award Agreement dated May 24, 2010 for key employees under the 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2010).

10.25†	Form of Restricted Stock Unit Award Agreement dated May 24, 2010 for key employees under the 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 26, 2010).

10.26†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

21*	Subsidiaries of TPC Group Inc.

23.1**	Consent of Grant Thornton LLP

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed
**	Filed herewith
†	Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPC Group Inc.

Date: October 18, 2010	By:	/s/ CHARLES W. SHAVER
Charles W. Shaver
President and Chief Executive Officer

Each person whose signature appears below hereby constitutes and appoints Miguel A. Desdin and Christopher A. Artzer, and each of them, his true and lawful attorney-in-fact and agent, with full powers of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting to said attorneys-in-fact, and each of them, full power and authority to perform any other act on behalf of the undersigned required to be done in connection therewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHARLES W. SHAVER Charles W. Shaver	President, Chief Executive Officer and Director (Principal Executive Officer)	October 18, 2010

/s/ MIGUEL A. DESDIN Miguel A. Desdin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 18, 2010

/s/ ROGER WOLLENBERG Roger Wollenberg	Vice President and Controller (Principal Accounting Officer)	October 18, 2010

/s/ MICHAEL E. DUCEY Michael E. Ducey	Chairman of the Board	October 18, 2010

/s/ JAMES A. CACIOPPO James A. Cacioppo	Director	October 18, 2010

/s/ KENNETH E. GLASSMAN Kenneth E. Glassman	Director	October 18, 2010

/s/ RICHARD B. MARCHESE Richard B. Marchese	Director	October 18, 2010

/s/ JEFFREY M. NODLAND Jeffrey M. Nodland	Director	October 18, 2010

/s/ JEFFREY A. STRONG Jeffrey A. Strong	Director	October 18, 2010