Form 10-Q
period 2010-09-30
TPC Group Inc.
filed 2010-11-12
CIK 1452217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of October 1, 2010 was 18,255,698.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TPC Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2010	June 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,565	$114,642
Accounts receivable	170,933	116,407
Inventories	115,565	94,607
Other current assets	22,012	21,303

Total current assets	343,075	346,959

Property, plant and equipment, net	483,301	491,082
Investment in limited partnership	2,885	2,661
Intangible assets, net	5,963	5,974
Other assets	46,074	24,775

Total assets	$881,298	$871,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,150	$156,348
Accrued liabilities	23,415	21,351
Current portion of long-term debt	—	19,049

Total current liabilities	168,565	196,748

Long-term debt	268,797	250,421
Deferred income taxes	117,910	111,432

Total liabilities	555,272	558,601

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 authorized and 18,433,043 shares issued and 18,255,698 shares outstanding	184	184
Additional paid-in capital	196,690	196,289
Accumulated earnings	133,176	120,401
Accumulated other comprehensive loss	(705)	(705)
Treasury stock, at cost, 177,345 shares	(3,319)	(3,319)

Stockholders’ equity	326,026	312,850

Total liabilities and stockholders’ equity	$881,298	$871,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,
	2010	2009

Revenue	$499,443	$340,166
Cost of sales	428,140	282,436

	71,303	57,730

Operating expenses:
Operating expenses	32,870	32,796
General and administrative expenses	6,049	5,685
Depreciation and amortization	9,850	10,294

	48,769	48,775

Income from operations	22,534	8,955

Other (income) expense:
Interest expense, net	3,220	3,683
Unrealized gain on derivatives	—	(203)
Other, net	(336)	(444)

	2,884	3,036

Income before income taxes	19,650	5,919
Income tax expense	6,875	2,215

Net income	$12,775	$3,704

Earnings per share:
Basic	$0.70	$0.21

Diluted	$0.70	$0.21

Weighted average shares outstanding:
Basic	18,256	17,845
Diluted	18,300	17,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stock	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	at Cost	Equity

Balances - June 30, 2010	18,256	$184	$196,289	$120,401	$(705)	$(3,319)	$312,850
Net income	—	—	—	12,775	—	—	12,775

Comprehensive income							12,775

Stock compensation expense	—	—	401	—	—	—	401

Balances - September 30, 2010	18,256	$184	$196,690	$133,176	$(705)	$(3,319)	$326,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$12,775	$3,704
Adjustments to reconcile net income to cash flows used in operating activities:
Depreciation and amortization	9,850	10,294
Turnaround amortization	1,186	1,157
Provision for bad debt expense	—	132
Amortization of debt issuance costs	778	384
Deferred income taxes	6,478	2,153
Non-cash stock compensation expense	401	257
Unrealized gain on derivatives	—	(203)
Earnings from joint venture	(225)	(353)
Distributions received from joint venture	—	353
Changes in assets and liabilities:
Accounts receivable	(54,526)	(32,048)
Inventories	(20,958)	(51,229)
Accounts payable	(19,797)	23,194
Other assets and liabilities, net	(13,017)	(2,236)

Net cash used in operating activities	(77,055)	(44,441)

Cash flows from investing activities:
Capital expenditures	(2,058)	(1,595)

Net cash used in investing activities	(2,058)	(1,595)

Cash flows from financing activities:
Repayments on term loan borrowings	(674)	(681)
Net proceeds from revolving credit facility borrowings	—	35,200
Proceeds from insurance debt	—	7,669
Payments on insurance debt	—	(2,717)
Debt issuance costs	(290)	—

Net cash (used in) provided by financing activities	(964)	39,471

Decrease in cash and cash equivalents	(80,077)	(6,565)
Cash and cash equivalents, beginning of period	114,642	6,588

Cash and cash equivalents, end of period	$34,565	$23

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2010 and 2009

NOTE A – BASIS OF PRESENTATION

1.	Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of TPC Group Inc., a Delaware corporation, and its wholly owned subsidiary, TPC Group LLC, a Texas limited liability company (collectively referred to as the “Company,” “our,” “we” or “us”). TPC Group Inc. was incorporated on March 15, 2004.

2.	Fiscal Year End Change

On July 15, 2010, our board of directors approved a change in our fiscal year-end from June 30 to December 31, with the change to the calendar year reporting cycle beginning January 1, 2011. Consequently, we intend to file a Form 10-K for the six-month transition period ending December 31, 2010. The intent of the change was to align the reporting of our financial results more closely with our peers and to better synchronize our management processes and business cycles with those of our suppliers and customers.

3.	Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of TPC Group Inc. and its direct and indirect subsidiaries, including its wholly owned subsidiary, TPC Group LLC, after the elimination of all significant intercompany accounts and transactions. Our investment in Hollywood/Texas Petrochemicals LP is accounted for under the equity method. The financial statements presented have been prepared by us in accordance with United States generally accepted accounting principles (“US GAAP”).

4.	Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions prescribed by the Securities and Exchange Commission (“SEC”) for interim financial reporting and do not include all disclosures required by US GAAP. Our June 30, 2010 year-end condensed consolidated balance sheet data was derived from audited financial statements.

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

These interim financial statements should be read together with the consolidated financial statements and notes thereto included in TPC Group Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as amended.

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

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

NOTE C – DETAIL OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Inventories as of the dates shown were as follows (in thousands):

	September 30, 2010	June 30, 2010

Finished goods	$65,520	$60,476
Raw materials and chemical supplies	50,045	34,131

	$115,565	$94,607

Other current assets as of the dates shown were as follows (in thousands):

	September 30, 2010	June 30, 2010

Prepaid expense and other	$6,936	$6,548
Repair parts inventory	9,045	8,724
Deferred taxes, net	6,031	6,031

	$22,012	$21,303

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

Property, plant and equipment as of the dates shown were as follows (in thousands):

	September 30, 2010	June 30, 2010

Land and land improvements	$41,803	$41,803
Plant and equipment	584,350	582,660
Construction in progress	12,975	13,922
Other	17,801	16,485

	656,929	654,870
Less accumulated depreciation	173,628	163,788

	$483,301	$491,082

Changes in the carrying amount of our intangible assets for the three months ended September 30, 2010 were as follows (in thousands):

	Intangible assets	Accumulated amortization	Carrying value

Balance at June 30, 2010	$6,220	$(246)	$5,974
Amortization	—	(11)	(11)

Balance at September 30, 2010	$6,220	$(257)	$5,963

The following summarizes the gross and net carrying amounts, and accumulated amortization, of intangible assets as of September 30, 2010 (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value

Technology license	$5,499	$—	$5,499
Patents	721	(257)	464

	$6,220	$(257)	$5,963

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

Other assets as of the dates shown were as follows (in thousands):

	September 30, 2010	June 30, 2010

Debt issuance costs	$16,242	$8,130
Deferred turnaround cost	11,098	11,636
Other deferred costs	18,734	5,009

	$46,074	$24,775

The increase in debt issuance costs reflects the accrual as of September 30, 2010 of costs incurred in connection with the issuance of the 8 1/4% senior secured notes due 2017 (“the Notes”), discussed in Note L. Also included in debt issuance costs at September 30, 2010 is $3.0 million related to the Term Loan (discussed in Note L) which will be charged to interest expense in the second quarter in connection with the October 5, 2010 payoff of the Term Loan with the proceeds from the sale of the Notes. The costs incurred in connection with the Notes will be amortized over the seven-year term of the Notes.

The increase in other deferred costs reflects pre-payments that created long-term contractual assets, which will be amortized over the three-year terms of the related contracts.

Accrued liabilities as of the dates shown were as follows (in thousands):

	September 30, 2010	June 30, 2010

Accrued payroll and benefits	$9,643	$9,801
Accrued freight	3,129	3,251
Accrued interest	1,269	1,435
Federal and state income tax	524	515
Property and sales tax	5,870	4,091
Deferred revenue	1,999	1,916
Other	981	342

	$23,415	$21,351

NOTE D – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

No accounting pronouncements were adopted during the three months ended September 30, 2010.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

NOTE E – DEBT

Outstanding debt as of the dates shown was as follows (in thousands):

	September 30, 2010	June 30, 2010
Term loan	$268,797	$269,470
Revolving credit facility	—	—

	268,797	269,470
Less current maturities	—	19,049

Total long-term debt	$268,797	$250,421

1.	Term Loan

As of September 30, 2010, TPC Group LLC had an outstanding term loan in the original principal amount of $280 million (the “Term Loan”) with a seven-year term, maturing June 27, 2013. The Term Loan provided for quarterly principal repayments of 0.25% of the outstanding principal balance thereof. Furthermore, the Term Loan required annual prepayments equal to a specified percentage, which varied depending upon our calculated Leverage Ratio, of excess cash flow. At June 30, 2010, the current portion of long-term debt was $19.0 million, consisting of $2.6 million of principal repayments scheduled over the subsequent twelve months and the excess cash flow payment of $16.4 million scheduled to be paid in October 2010. As a result of the refinancing transaction discussed in Note L, all debt under the Term Loan was classified as long-term at September 30, 2010.

The Term Loan bore interest at a floating rate, which, at our option, was based on LIBOR or the prime rate plus a spread. At September 30, 2010, our Term Loan spread was 2.50% and the total interest rate was 2.8125%. The Term Loan was secured by a first priority lien on all tangible and intangible fixed assets and was cross collateralized with the Revolving Credit Facility. The Term Loan agreement included certain restrictive covenants, including but not limited to, limitations on debt, mergers and acquisitions, restricted payments, investments, asset sales, liens and transactions with affiliates. As of September 30, 2010, we were in compliance with the Term Loan covenants.

The Term Loan was repaid on October 5, 2010 with proceeds from the sale of the Notes discussed in Note L.

2.	Revolving Credit Facility

TPC Group LLC has a revolving credit facility in the amount of $175 million, subject to borrowing base calculations (the “Revolving Credit Facility”), that matures on April 29, 2014. Availability under the Revolving Credit Facility is limited to the borrowing base, comprised of 85% of eligible accounts receivable and 65% of eligible inventory, as redetermined monthly. Up to $30 million of the facility may be used for the issuance of letters of credit. The Revolving Credit Facility also includes an accordion feature under which the lenders may agree, upon our request, to increase their commitments to an aggregate amount not to exceed $200 million.

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

The Revolving Credit Facility is secured with a first priority lien on cash, accounts receivable, inventory and certain intangibles, and through cross-collateralization with the Term Loan (or after October 5, 2010, the Notes), a second priority lien on all other assets, including fixed assets. The Revolving Credit Facility is guaranteed by all of the material domestic subsidiaries of TPC Group LLC and provides for customary events of default.

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

Although the Revolving Credit Facility restricts acquisitions, investments and the payment of dividends, respectively, acquisitions, investments and dividends are permitted, subject to restrictions under other indebtedness, if (a) pro forma current and average 90-day historical availability each exceed the greater of $50 million or 50% of the total commitments, or (b) pro forma projected, current and average 90-day historical availability each exceed the greater of $25 million or 25% of the total commitments and we meet a minimum consolidated fixed charge coverage ratio. Finally, the Revolving Credit Facility requires a minimum consolidated fixed charge coverage ratio should availability be less than the greater of $15 million or 15% of the total commitments.

On September 22, 2010, we amended the Revolving Credit Facility to permit (i) the refinancing of the Term Loan through the sale of Notes discussed in Note L, and (ii) subject to the terms of an Intercreditor Agreement, the existence of liens on TPC Group LLC’s property to secure the Notes. Other material terms of the Revolving Credit Facility, including the aggregate principal amount, interest rates and the maturity date, were not affected by the amendment and remain substantially the same. There were no outstanding borrowings under the revolving credit facility as of September 30, 2010.

NOTE F – FAIR VALUE AND DERIVATIVE FINANCIAL INSTRUMENTS

1.	Fair Value

Within the framework for measuring fair value, Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard defines the three levels of inputs used to measure fair value as follows:

•	Level 1: Inputs are unadjusted quoted prices for identical assets or liabilities in active markets, which primarily consist of financial instruments traded on exchange or futures markets.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

•

Level 2: Inputs are other than quoted prices in active markets (included in Level 1), which are directly or indirectly observable as of the financial reporting date, which includes derivative instruments transacted primarily in over-the-counter markets.

•	Level 3: Unobservable inputs, which include inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

As of September 30 and June 30, 2010, we had no outstanding liabilities measured at fair value on a recurring basis.

2.	Derivative Financial Instruments

We were not party to any derivative financial instruments at June 30, 2010 or at any time during the three months ended September 30, 2010. Consequently, we recognized no realized or unrealized gains or losses related to derivative financial instruments during the three months ended September 30, 2010.

During the three months ended September 30, 2009, we were party to an interest rate swap as well as commodity swaps, none of which were designated as hedges. Consequently, changes in the fair values were recognized in earnings for the three months ended September 30, 2009.

For three months ended September 30, 2009, the gains and losses recognized in income on derivatives not designated as hedging instruments were as follows (in thousands):

Derivative description:	Location of (Gains) Losses Recognized in Income on Derivatives	2009
Interest Rate Swap	Unrealized gain on derivatives	$(443)
	Interest expense	969
Commodity Swaps	Cost of sales	(309)
	Unrealized loss on derivatives	240

		$457

NOTE G – EARNINGS PER SHARE

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

Basic and diluted earnings per share are computed for the three months ended September 30 as follows (in thousands, except per share amounts):

	2010	2009
Basic earnings per share:
Net income available to common shareholders	$12,775	$3,704

Average common shares outstanding, including nonvested restricted stock	18,256	17,845

Basic earnings per share	$0.70	$0.21

Diluted earnings per share:
Net income available to common shareholders	$12,775	$3,704

Average common shares outstanding	18,256	17,845
Add: common stock equivalents:
Stock options and restricted stock	44	—

Diluted average common shares outstanding	18,300	17,845

Diluted earnings per share	$0.70	$0.21

Anti-dilutive stock options not included in the treasury stock method	92	1,166

Average grant price of stock options not included in the treasury stock method	$24.79	$17.37

NOTE H – INCOME TAXES

The effective income tax rates for the quarter ended September 30, 2010 and the comparable prior year quarter were 35% and 37%, respectively. The effective rate for the current quarter was based on the projected effective rate for the six-month transition period ending December 31, 2010 and the effective rate for the prior year quarter was based on the effective rate for the fiscal year ended June 30, 2010. The projected effective rates for both periods reflected federal tax provisions at 35%, adjusted for anticipated permanent differences, and projected Texas and Delaware franchise tax liabilities.

NOTE I – COMMITMENTS AND CONTINGENCIES

1.	Legal Matters

From time to time, we are party to routine litigation incidental to the normal course of our business, consisting primarily of claims for personal injury or exposure to our chemical products or feedstocks, and environmental matters. We intend to defend these actions vigorously and believe, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to our financial condition or results of operations. We record reserves for contingencies when available information indicates that a loss is probable and the amount of the loss is reasonably estimable. Management’s judgment may prove materially inaccurate, and such judgment is subject to the uncertainty of litigation. Many of the personal injury or product exposure lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. To the extent that we are named in any legal proceedings relating to the assets acquired pursuant to the Asset Purchase Agreement dated as of April 5, 2006, as amended (the “Asset Purchase Agreement”) from Huntsman Petrochemical Corporation and Huntsman Fuels, LP (collectively, “Huntsman”) on June 27, 2006 (the, Port Neches Assets”) where the alleged events giving rise to the proceeding occurred prior to our ownership of the assets, we believe we should be indemnified in such proceedings by Huntsman, subject to specified terms and limitations contained in the Asset Purchase Agreement.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

Our contractual arrangements with our customers and suppliers are typically very complicated and can include, for example, complex index-based pricing formulas that determine the price for our feedstocks or finished products. Due to the complicated nature of our contractual arrangements, we can, from time to time, be involved in disputes with our customers and suppliers regarding the interpretation of these contracts, including the index-based pricing formulas. These disputes occur in the normal course of our business, seldom result in actual formal litigation, and are typically resolved in the context of the broader commercial relationship that we have with the customer or supplier. As described above, we record reserves for contingencies when available information indicates that a loss is probable and the amount of the loss is reasonably estimable. Management’s judgment may prove materially inaccurate, and such judgment is subject to the uncertainty of the dispute resolution or litigation process.

2.	MTBE Litigation

MTBE, or Methyl Tertiary Butyl Ether, is a product formerly made by the Company at our Houston and Port Neches facilities. Our Houston facility still produces MTBE as an intermediary step for the production of some of our Performance Products and for limited sales in markets outside of the United States.

In March 2007, four local governmental authorities in the United States (City of Inverness Water District, City of Tampa Bay Water District, Homosassa Water District and the City of Crystal River) filed separate suits against the Company and other co-defendants in the United States District Court for the Southern District of New York alleging that MTBE, a product made by several petrochemicals companies including the Company, may have contaminated the soil and groundwater of their respective jurisdictions. Each of these governmental authorities sought more than $1.5 billion in compensatory and punitive damages from all of the defendants in the aggregate, including an unspecified amount of damages from us.

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

We defended these claims vigorously. In July 2010, we settled all claims against the Company in all of the eighteen cases described above for an aggregate amount of approximately $1.1 million, which amount was accrued in fiscal 2010 and paid in August 2010. Orders of dismissal have been entered by the respective courts in which the cases were pending. There can be no assurance as to when similar lawsuits and related issues may arise or be resolved or the degree of any adverse effect these matters may have on our financial condition and results of operations. The Asset Purchase Agreement relating to the Port Neches Assets includes an obligation of Huntsman to indemnify us for claims related to MTBE manufactured by the Port Neches facility without monetary limitation for up to eight years from the June 2006 closing date for any claims arising from an act predating the acquisition. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

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

To the extent that liabilities arise from operations or events relating to our Port Neches facility that occurred prior to our ownership of the facility, we will generally be entitled to be indemnified by Huntsman for eight years after the June 2006 closing, subject to the terms and limitations of the indemnity provisions contained in the Asset Purchase Agreement with Huntsman. We can provide no assurance, however, that all of such matters will be covered by the indemnity, that the indemnifying party will honor its obligations, or that the existing indemnities will be sufficient to cover the liabilities for such matters.

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

Permits and related compliance obligations under the CAA, as well as changes to state implementation plans for controlling air emissions in regional non-attainment areas, including the Houston-Galveston-Brazoria ozone non-attainment area, may require our operations to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies. For example, as part of our efforts to comply with rule changes related to the emissions of nitrogen oxides (“NOx”) from our facilities, we installed two new, low-NOx boilers at each of our Houston and Port Neches facilities in fiscal 2006 through 2008, for a total capital investment of approximately $40 million. Failure to comply with these emission control requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and enforcement actions. Our facilities may also be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

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

Passage of climate change legislation or other federal or state legislative or regulatory initiatives that regulate or restrict GHG emissions in areas in which we conduct business could adversely affect the demand for our products, and depending on the particular program adopted, could increase the costs of our operations, including costs to operate and maintain our facilities, to install new emission controls on our facilities, to acquire allowances to authorize our GHG emissions, to pay any taxes related to our GHG emissions and/or to administer and manage a GHG emissions program. At this time, it is not possible to accurately estimate how laws or regulations addressing GHG emissions would impact our business, but we do not believe that the impact will be any more burdensome to us than to any other similarly situated companies.

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

In addition to the requirements imposed upon us by law, we also enter into other agreements from time to time with state and local environmental agencies either to avoid the risks of potential regulatory action against us or to implement improvements that exceed current legal requirements. To that end, we have entered into the following agreements that will require us to reduce our emissions of butadiene and other volatile organic compounds at our Houston facility as described below:

•

In June 2005, we executed a Voluntary Emissions Reduction Agreement (“VERA”) with the Texas Commission on Environmental Quality (“TCEQ”), in which we agreed to reduce emissions of butadiene from three main sources at our Houston facility by fifty percent by the end of December 2008. We were in substantial compliance with the reduced emissions threshold by the agreed deadline. In addition to the emissions reductions, we committed to a series of operational initiatives, including the installation of a state-of-the-art fence line monitoring system to detect emissions at our Houston facility. Similarly, in December 2005, we entered into a Settlement Agreement with the City of Houston (“COH”), in which we agreed to many of the same emissions reductions and operational commitments contained in the VERA in exchange for a global release by COH of potential claims that could be asserted against us related to past emissions events.

•	In January 2009, we signed an Agreed Corrective Action Order (“ACAO”) with TCEQ related to our Houston facility. The ACAO was approved by the TCEQ Commissioners in April 2009 following a public

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

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

NOTE J – DEFINED BENEFIT PENSION PLAN

Net periodic pension cost consists of the following components for the three months ending September 30 (in thousands):

	2010	2009
Components of net periodic pension cost:
Service cost	$331	$331
Interest cost	63	55
Expected return on assets	(54)	(35)
Amortization of actuarial loss	14	14

	$354	$365

NOTE K – SEGMENT INFORMATION

We manage our core business as two operating segments based on the products we offer and the markets we serve. Our organizational structure is designed to most effectively manage our business segments and service the needs of our customers. Our operating segments are the C4 Processing business and the Performance Products business.

In the C4 Processing segment, we process the crude C4 stream into several higher value components, namely butadiene, butene-1, raffinates and MTBE. In our Performance Products segment, we produce high purity isobutylene, process isobutylene to produce higher value derivative products such as polyisobutylene and diisobutylene, and produce nonene and tetramer at our Baytown facility.

We produce steam and electricity for our own use at our Houston facility and we sell a portion of our steam production as well as excess electricity. The revenues and expenses related to sale of steam and electricity are not significant and are included in the C4 Processing segment.

The primary products produced in our C4 Processing segment and their primary uses are as follows:

•	Butadiene - primarily used to produce synthetic rubber that is mainly used in tires and other automotive products;

•	Butene-1 - primarily used in the manufacture of plastic resins and synthetic alcohols;

•	Raffinates - primarily used in the manufacturing of alkylate, a component of premium unleaded gasoline; and

•	Methyl Tertiary Butyl Ether (“MTBE”) – primarily used as a gasoline blending stock.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

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

The following table provides sales volumes, revenues, cost of sales, operating expenses and Adjusted EBITDA by reportable segment for the quarters ended September 30, 2010 and 2009. The table also provides reconciliations of Adjusted EBITDA to Net Income, the GAAP measure most directly comparable to Adjusted EBITDA. Adjusted EBITDA is not a measure computed in accordance with GAAP. Accordingly, it does not represent cash flow from operations, nor is it intended to be presented herein as a substitute to operating income or net income as indicators of our operating performance. We calculate Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (EBITDA), which is then adjusted to eliminate the impact of certain non-cash items and additional items that we believe distort comparability between periods. These items are identified in the Reconciliation of Adjusted EBITDA to Net Income below. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies; therefore, it may not be comparable to other companies.

We believe Adjusted EBITDA enhances understanding of investors and lenders of our financial performance. Adjusted EBITDA is the primary performance measurement used by our senior management and our Board of Directors to evaluate operating results and to allocate capital resources between our business segments.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

Sales volumes and financial results by operating segment are as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Sales volumes (lbs) (1)
C4 Processing	587,128	584,980
Performance Products	161,563	149,179

	748,691	734,159

Revenues
C4 Processing	$397,876	$267,009
Performance Products	101,567	73,157

	$499,443	$340,166

Cost of sales (2)
C4 Processing	$350,594	$222,195
Performance Products	77,546	60,241

	$428,140	$282,436

Operating expenses (2)
C4 Processing	$23,484	$23,759
Performance Products	9,386	9,037

	$32,870	$32,796

Adjusted EBITDA (3)
C4 Processing	$23,799	$21,056
Performance Products	14,635	3,879
Corporate	(5,313)	(4,985)

	$33,121	$19,950

(1)

Sales volumes represent product sales volumes only and do not include volumes of products delivered under tolling or similar arrangements, in which we do not purchase the raw materials, but process raw materials for another party for a specified fee.

(2)	Does not include depreciation and amortization expense.
(3)

See above for a discussion of Adjusted EBITDA and below for a reconciliation of Adjusted EBITDA to Net Income for the periods presented. Net Income is the GAAP measure most directly comparable to Adjusted EBITDA.

	Three Months Ended September 30,
	2010	2009

Net income	$12,775	$3,704

Income tax expense	6,875	2,215
Interest expense, net	3,220	3,683
Depreciation and amortization	9,850	10,294

EBITDA	32,720	19,896

Non-cash stock-based compensation	401	257
Unrealized gain on derivatives	—	(203)

Adjusted EBITDA	$33,121	$19,950

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

2.	Segment Assets

We do not identify and report assets by segment internally; consequently, such information is not presented herein.

3.	Intersegment Sales

Inter-segment product transfers from the C4 Processing segment to the Performance Products segment are not significant and, as such, are not reported as inter-segment revenues.

NOTE L – SUBSEQUENT EVENTS

Issuance and Sale of Senior Secured Notes

On October 5, 2010, TPC Group LLC, a wholly-owned subsidiary of the Company, completed the issuance and sale of $350.0 million aggregate principal amount of 8 1/4% senior secured notes due 2017. The Notes are jointly and severally guaranteed (the “Guarantees”) initially by all of TPC Group LLC’s material domestic subsidiaries (such guarantors, the “Guarantors”). The Notes and the Guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).

The purchase price for the Notes and Guarantees was 99.35% of their principal amount. The net proceeds from the issuance of the Notes were approximately $338 million after discounts and estimated offering expenses. TPC Group LLC used a portion of the net proceeds from the offering to repay all outstanding indebtedness under the Term Loan and intends to use the remaining net proceeds to fund a distribution to TPC Group Inc. for general corporate purposes, which may include dividends, stock repurchases or other returns of capital to its stockholders, including the tender offer discussed below.

Indenture

The Notes and the Guarantees were issued pursuant to an Indenture dated as of October 5, 2010 (the “Indenture”), by and among TPC Group LLC, the Guarantors, Wilmington Trust Company, as trustee (the “Trustee”) and Deutsche Bank Trust Company Americas, as collateral agent, paying agent, registrar and authentication agent. The Notes are TPC Group LLC’s senior secured obligations, rank senior in right of payment to all its future debt that is expressly subordinated in right of payment to the Notes, and rank equally in right of payment with all its existing and future debt that is not so subordinated. The Notes and the Guarantees are secured by first-priority liens on all of TPC Group LLC’s and the Guarantors’ assets (other than accounts receivable, inventory, all payments in respect thereof, and all general intangibles relating thereto which secure the Revolving Credit Facility (such collateral, the “Revolver Collateral”)), subject to certain exceptions and permitted liens. The Notes and the Guarantees are also secured by second-priority liens on all of the Revolver Collateral that secures the Revolving Credit Facility and are effectively subordinated to the obligations outstanding under the Revolving Credit Facility to the extent of the value of the Revolver Collateral.

Interest on the Notes will accrue at a rate of 8.25% per year. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2011. The Notes mature on October 1, 2017.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

TPC Group LLC may redeem the Notes, in whole or in part, at any time on or after October 1, 2013 at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period commencing on October 1 of the years set forth below:

Period	Redemption Price
2013	106.188%
2014	104.125%
2015	102.063%
2016 and thereafter	100.000%

Prior to October 1, 2013, TPC Group LLC may redeem up to 10% of the initial aggregate principal amount of the Notes in any twelve-month period at a price equal to 103% of the aggregate principal amount thereof plus any accrued and unpaid interest thereon, if any. TPC Group LLC also may redeem any of the Notes at any time prior to October 1, 2013 at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest thereon, if any.

At any time (which may be more than once) before October 1, 2013, TPC Group LLC may redeem up to 35% of the aggregate principal amount of Notes issued with the net proceeds that TPC Group Inc. raises in one or more equity offerings, as long as:

•	TPC Group LLC pays 108.25% of the face amount of the Notes, plus accrued and unpaid interest to the date of redemption;

•	TPC Group LLC redeems the Notes within 120 days of completing the equity offering; and

•	at least 65% of the aggregate principal amount of Notes issued remains outstanding after such redemption.

If a change of control occurs with respect to TPC Group LLC or TPC Group Inc., TPC Group LLC must give holders of the Notes the opportunity to sell TPC Group LLC their Notes at 101% of their face amount, plus accrued and unpaid interest.

The Indenture contains covenants that, among other things, limit TPC Group LLC’s ability and the ability of its restricted subsidiaries to:

•	pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments;

•	incur additional debt or issue certain disqualified stock and preferred stock;

•	incur additional liens on assets;

•	merge or consolidate with another company or sell all or substantially all assets;

•	enter into transactions with affiliates; and

•	allow to exist certain restrictions on the ability of the Guarantors to pay dividends or make other payments to TPC Group LLC.

Upon an Event of Default (as defined in the Indenture), the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the entire principal of all the Notes to be due and payable immediately.

Security Agreement

On October 5, 2010, TPC Group LLC and each of the Guarantors (the “Grantors”) entered into a security agreement (the “Security Agreement”) in favor of Deutsche Bank Trust Company Americas, as collateral agent under the Indenture, to secure the payment of the Notes, the pari passu obligations permitted under the Indenture and the other

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2010 and 2009

Secured Obligations (as defined in the Security Agreement). Under the Security Agreement, each Grantor granted a security interest in substantially all of its personal property (subject to certain exclusions) and the proceeds thereof now owned or thereafter acquired by such Grantor.

Intercreditor Agreement

On October 5, 2010, TPC Group LLC entered into an Amended and Restated Intercreditor Agreement (the “Intercreditor Agreement”) with, among others, the collateral agent under the Revolving Credit Facility and the collateral agent under the Indenture. Under the Intercreditor Agreement, the Notes are secured by a second-priority lien on all of the Grantors’ accounts receivable, inventory, payments in respect thereof (including all deposit accounts and other bank accounts related thereto) and all general intangibles relating to the foregoing, and a first-priority lien on all other assets of the Grantors, including fixed assets.

Registration Rights Agreement

On October 5, 2010, TPC Group LLC and the Guarantors entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers of the Notes. Pursuant to the Registration Rights Agreement, TPC Group LLC and the Guarantors will use commercially reasonable efforts to register notes having substantially identical terms as the Notes with the SEC as part of an offer to exchange freely tradable exchange notes for the Notes. TPC Group LLC and the Guarantors will use commercially reasonable efforts to cause the exchange offer to be completed, or if required, to have a shelf registration statement declared effective relating to resales of the Notes. TPC Group LLC will be obligated to pay additional interest on the Notes if it does not complete the exchange offer within 300 days after the October 5, 2010 issue date or, if required to file a shelf registration statement, the shelf registration statement is not declared effective within 300 days after the issue date or 180 days after the filing is requested by an initial purchaser, as applicable.

Tender Offer

On November 8, 2010, the Company announced that it had commenced a modified “Dutch auction” tender offer to repurchase for cash shares of its common stock at a purchase price of not less than $24.50 nor greater than $27.50 per share. The Company will purchase shares having an aggregate purchase price of no more than $130 million.

Pursuant to the tender offer, Company stockholders may tender all or a portion of their shares (1) at a price per share of not less than $24.50 and not more than $27.50 or (2) without specifying a purchase price, in which case their shares will be purchased at the purchase price determined in accordance with the modified Dutch auction process. When the tender offer expires, the Company will select the lowest price within the range of prices specified above (the “purchase price”) enabling the Company to purchase no more than $130 million in common stock. Stockholders will receive the purchase price in cash, without interest, for shares tendered at prices equal to or less than the purchase price, subject to the conditions of the tender offer, including the provisions relating to proration, “odd lot” priority and conditional tenders in the event that the aggregate cost to purchase all of the shares tendered at or below the purchase price exceeds $130 million. All shares purchased by the Company will be purchased at the same price. All shares tendered at prices higher than the purchase price will not be purchased and will be promptly returned to stockholders.

The Company will fund any purchase of shares pursuant to the tender offer, including the related fees and expenses, from cash on hand, including cash to be received from an intercompany distribution funded by the Notes and Revolving Credit Facility. The tender offer will not be conditioned upon any minimum number of shares being tendered; however, the tender offer will be subject to a number of other terms and conditions specified in the Offer to Purchase that is being distributed to stockholders. The tender offer will expire at 5:00 p.m., New York City time, on December 8, 2010, unless extended or withdrawn by the Company. Tenders of shares must be made on or prior to the expiration of the tender offer and may be withdrawn at any time on or prior to the expiration of the tender offer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as amended.

On July 15, 2010, we elected to change our fiscal year-end from June 30 to December 31, with the change to the calendar year reporting cycle beginning January 1, 2011. Consequently, we intend to file a Form 10-K for the transition period ending December 31, 2010. The intent of the change was to align the reporting of our financial results more closely with our peers and to better synchronize our management processes and business cycles with those of our suppliers and customers. The discussion below compares results for the quarter ended September 30, 2010, which was the first quarter of the transition period ending December 31, 2010, to the quarter ended September 30, 2009, which was the first quarter of fiscal 2010.

Overview

We manage our business and conduct our activities in two operating segments, our C4 Processing segment and our Performance Products segment. These two operating segments are our reporting segments. In the C4 Processing segment, we process the crude C4 stream into several higher value components, namely butadiene, butene-1, raffinates and MTBE. In our Performance Products segment, we produce high purity isobutylene and we process isobutylene to produce higher value derivative products, such as polyisobutylene and diisobutylene. We also process refinery grade propylene into nonene, tetramer and associated by-products as a part of our Performance Products segment. We produce steam and electricity for our own use at our Houston facility, and we sell a portion of our steam production as well as excess electricity, which are reported as part of our C4 Processing segment.

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

Material Industry Trends

We receive most of our crude C4 from steam crackers, which are designed to process naphtha and natural gas liquids as feedstocks for ethylene production. Crude C4 is a byproduct of the ethylene production process, and the volume of crude C4 produced by the process is driven by both the volume of ethylene produced and the composition of the steam cracker feedstock. Some major ethylene producers have the flexibility to vary from light feedstocks, such as natural gas liquids (NGLs), to heavier feedstocks, such as naphtha, or vice versa depending on the economics of the feedstock. When ethylene producers process heavier feedstock, greater volumes of crude C4 are produced. However, when light feedstocks are inexpensive relative to heavy feedstocks, the producers may choose to process those light feedstocks instead, a process referred to as “light cracking,” which results in lower volumes of crude C4 production. Throughout fiscal 2010 and the quarter ended September 30, 2010, NGL prices have remained attractive relative to naphtha. Consequently, light cracking was prevalent over this time period and crude C4 supply was constrained, which negatively impacted our butadiene production and sales volumes during both the current and prior year quarters.

Overall market conditions for our products during the quarter ended September 30, 2010 were essentially a continuation of the favorable conditions we experienced during the immediately preceding quarter. Overall average selling prices and profit margins were also consistent with the immediately preceding quarter and improved compared to the prior year quarter.

Recent Developments

On October 5, 2010, TPC Group LLC, a wholly-owned subsidiary of the Company, completed the issuance and sale of $350.0 million aggregate principal amount of 8 1/4% senior secured notes due 2017. The Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act. The purchase price for the Notes was 99.35% of their principal amount. The net proceeds from the issuance of the Notes were approximately $338 million after discounts and estimated offering expenses. A portion of the net proceeds were used to repay Term Loan indebtedness of $268.8 million, and we intend to use the remaining net proceeds for general corporate purposes, which may include dividends, stock repurchases or other returns of capital to the Company’s stockholders, including the tender offer discussed below.

On November 8, 2010, the Company announced that it had commenced a modified “Dutch auction” tender offer to repurchase for cash shares of its common stock at a purchase price of not less than $24.50 nor greater than $27.50 per share. The Company will purchase shares having an aggregate purchase price of no more than $130 million.

Pursuant to the tender offer, Company stockholders may tender all or a portion of their shares (1) at a price per share of not less than $24.50 and not more than $27.50 or (2) without specifying a purchase price, in which case their shares will be purchased at the purchase price determined in accordance with the modified Dutch auction process. When the tender offer expires, the Company will select the lowest price within the range of prices specified above (the “purchase price”) enabling the Company to purchase no more than $130 million in common stock. Stockholders will receive the purchase price in cash, without interest, for shares tendered at prices equal to or less than the purchase price, subject to the conditions of the tender offer, including the provisions relating to proration, “odd lot” priority and conditional tenders in the event that the aggregate cost to purchase all of the shares tendered at or below the purchase price exceeds $130 million. All shares purchased by the Company will be purchased at the same price. All shares tendered at prices higher than the purchase price will not be purchased and will be promptly returned to stockholders.

The Company will fund any purchase of shares pursuant to the tender offer, including the related fees and expenses, from cash on hand, including cash to be received from an intercompany distribution funded by the Notes and Revolving Credit Facility. The tender offer will not be conditioned upon any minimum number of shares being tendered; however, the tender offer will be subject to a number of other terms and conditions specified in the Offer to Purchase that is being distributed to stockholders. The tender offer will expire at 5:00 p.m., New York City time, on December 8, 2010, unless extended or withdrawn by the Company. Tenders of shares must be made on or prior to the expiration of the tender offer and may be withdrawn at any time on or prior to the expiration of the tender offer.

Results of Operations

The following table provides sales volumes, revenues, cost of sales, operating expenses and Adjusted EBITDA by reportable segment for the quarters ended September 30, 2010 and 2009. The table also provides a reconciliation of Adjusted EBITDA to Net Income, the GAAP measure most directly comparable to Adjusted EBITDA. Please refer to this information, as well as our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, when reading our discussion and analysis of results of operations below. Adjusted EBITDA is not a measure computed in accordance with GAAP. Accordingly, it does not represent cash flow from operations, nor is it intended to be presented herein as a substitute to operating income or net income as indicators of our operating performance. We calculate Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (EBITDA), which is then adjusted to eliminate the impact of certain non-cash items and additional items that we believe distort comparability between periods. These items are identified in the Reconciliation of Adjusted EBITDA to Net Income below. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies; therefore, it may not be comparable to other companies.

We believe Adjusted EBITDA enhances understanding of investors and lenders of our financial performance. Adjusted EBITDA is the primary performance measurement used by our senior management and our Board of Directors to evaluate operating results and to allocate capital resources between our business segments.

	Three Months Ended September 30,
	2010	2009
Sales volumes (lbs) (1)
C4 Processing	587,128	584,980
Performance Products	161,563	149,179

	748,691	734,159

Revenues
C4 Processing	$397,876	$267,009
Performance Products	101,567	73,157

	$499,443	$340,166

Cost of sales (2)
C4 Processing	$350,594	$222,195
Performance Products	77,546	60,241

	$428,140	$282,436

Operating expenses (2)
C4 Processing	$23,484	$23,759
Performance Products	9,386	9,037

	$32,870	$32,796

Adjusted EBITDA (3)
C4 Processing	$23,799	$21,056
Performance Products	14,635	3,879
Corporate	(5,313)	(4,985)

	$33,121	$19,950

(1)

Sales volumes represent product sales volumes only and do not include volumes of products delivered under tolling or similar arrangements, in which we do not purchase the raw materials, but process raw materials for another party for a specified fee.

(2)	Does not include depreciation and amortization expense.
(3)

See above for a discussion of Adjusted EBITDA and below for a reconciliation of Adjusted EBITDA to Net Income for the periods presented. Net Income is the GAAP measure most directly comparable to Adjusted EBITDA.

	Three Months Ended September 30,
	2010	2009

Net income	$12,775	$3,704

Income tax expense	6,875	2,215
Interest expense, net	3,220	3,683
Depreciation and amortization	9,850	10,294

EBITDA	32,720	19,896

Non-cash stock-based compensation	401	257
Unrealized gain on derivatives	—	(203)

Adjusted EBITDA	$33,121	$19,950

Quarter ended September 30, 2010 versus quarter ended September 30, 2009

Revenues

Total revenues for the quarter ended September 30, 2010 were $499.4 million, an increase of $159.3 million, or 47%, compared to total revenues of $340.2 million for the comparable prior year quarter. The increase in revenues reflected a 44% increase in overall average selling prices and a 2% increase in overall sales volume. The positive impacts of the higher average selling prices and higher sales volumes were $147 million and $12 million, respectively. The higher selling prices in the current quarter reflected the favorable trend over the past year in overall market conditions for our products as well as the upward trend in petroleum prices and related commodity market indices to which a substantial portion of our product selling prices are linked.

C4 Processing segment revenues of $397.9 million were up $130.9 million, or 49%, compared to the prior year quarter. Of the overall increase, $127 million was due to 48% higher average selling prices with the remainder due to slightly higher sales volume.

Performance Products segment revenues of $101.6 million were up $28.4 million, or 39%, versus the prior year quarter. The improvement reflected the combined impact of 28% higher average selling prices and 8% higher sales volume. The higher selling prices and higher sales volume contributed $20 million and $8 million, respectively, to the overall improvement.

Cost of sales

Total cost of sales was $428.1 million in the current quarter compared to $282.4 million in the comparable prior year period. The overall $145.7 million, or 52%, increase in cost of sales was driven primarily by 50% higher average raw material costs. Total cost of sales represented 86% and 83% of total revenues in the current and prior year quarters, respectively.

C4 Processing segment cost of sales of $350.6 million were $128.4 million, or 58%, higher compared to the prior year quarter. The increase in cost of sales was primarily due to 59% higher average raw material costs, as slightly higher sales volumes had a negligible impact. C4 Processing segment cost of sales as a percentage of segment revenues was 88% in the current quarter and 83% in the prior year quarter.

Performance Products segment cost of sales were $77.5 million compared to $60.2 million in the prior year quarter, which represents an increase of $17.3 million, or 29%. The increase reflected the combined effect of 18% higher average raw material costs and 8% higher sales volume. Performance Products segment cost of sales as a percentage of segment revenues was 76% in the current quarter and 82% in the prior year quarter.

Many of our supply contracts and sales contracts use matching commodity indices for determining pricing, which mitigates fluctuations in our material margin percentage (which we define as the percentage difference between total revenues and raw material costs) to varying degrees. Nevertheless, our material margin percentage, while relatively stable over time, is not perfectly constant. In the current quarter, our overall average sales prices were 44% higher than the prior year quarter, while our overall average raw material costs were up 50%. The fact that average sales prices and raw material costs did not change in absolute lockstep indicates a slight change in our material margin percentage. Changes in the material margin percentage occur, despite the index-based pricing in our supply contracts and sales contracts, in part because the effect of using matching indices is lessened if we do not purchase the feedstock and sell the finished product in the same period, or if the index used for purchasing the raw materials is tied to a different period than the index in the sales contract. Contract turnover, changes in feedstock and product mix and other factors also can impact our material margin percentage.

Operating expenses

Operating expenses incurred in the current quarter were $32.9 million compared to $32.8 million in the prior year quarter. Slightly higher personnel and selling overhead expenses were offset by lower insurance and property tax expenses.

General and administrative expenses

General and administrative expenses were $6.0 million compared to $5.7 million in the comparable prior year quarter, primarily due to higher compensation and benefit related expenses.

Depreciation and amortization expense

Depreciation and amortization expense was $9.9 million compared to $10.3 million in the prior year quarter. The lower depreciation expense reflected the continuation of baseline capital spending and absence of major capital project spending since the completion of our major capital investment initiatives in early fiscal 2009.

Interest expense

Interest expense incurred in the current quarter was $3.2 million, compared to $3.7 million in the prior year period. The decline in interest expense reflected additional interest in the prior year quarter related to the interest rate swap that expired on June 30, 2010, partially offset by additional amortization of deferred financing costs in the current quarter related to the amendment and extension of our revolving credit facility in April 2010.

Unrealized gain/loss on derivatives

We had no derivative instruments in place at any time during the current quarter. The net gain of $0.2 million in the prior year quarter consisted of a gain of $0.4 million related to the interest rate swap that expired on June 30, 2010 and a loss $0.2 million related to commodity swaps.

Other, net

Other, net in both the current and prior year quarters consisted primarily of income from our investment in Hollywood/Texas Petrochemicals LP, which is accounted for under the equity method. We and Kirby Inland Marine, Inc. formed this joint venture to operate four barges capable of transporting chemicals.

Income tax expense

Our effective income tax rates for the quarter ended September 30, 2010 and the comparable prior year quarter were 35% and 37%, respectively. The effective rate for the current quarter was based on the projected effective rate for the six-month transition period ending December 31, 2010 and the effective rate for the prior year quarter was based on the effective rate for the fiscal year ended June 30, 2010. The projected effective rates for both periods reflected federal tax provisions at 35%, adjusted for anticipated permanent differences, and projected Texas and Delaware franchise tax liabilities.

Net income

Net income in the current quarter was $12.8 million, compared to $3.7 million in the prior year quarter. The primary components of the $9.1 million increase were the positive impacts of higher total revenues of $159.3, partially offset by higher cost of sales of $145.7 million and higher income tax expense of $4.7 million.

Adjusted EBITDA

Current quarter total Adjusted EBITDA was $33.1 million compared to $20.0 million in the prior year quarter, an increase of 66%. The substantial improvement reflected the favorable trend over the past year in overall market conditions for our products as well as the upward trend in petroleum prices and related commodity market indices to which a substantial portion of our product selling prices are linked.

C4 Processing segment Adjusted EBITDA for the current quarter was $23.8 million, which was 13% higher than the $21.1 million reported for the prior year quarter. The primary driver behind the increase was improved margin between sales and cost of sales of $2.5 million.

Performance Products segment Adjusted EBITDA for the current quarter was up $10.8 million, or 277%, to $14.6 million from $3.9 million in the prior year quarter. The Adjusted EBITDA improvement reflected better overall margin between sales and cost of sales of $11.1 million, partially offset by slightly higher plant operating expenses. The unit margin improvement reflected a 28% increase in average selling prices with an increase in average raw material costs of 18%.

Corporate and other expenses were higher by $0.3 million than the prior year quarter. Corporate and other expenses consist of general and administrative expenses, excluding non-cash stock compensation, which is excluded from Adjusted EBITDA, and other, net discussed above.

Liquidity and Capital Resources

As of September 30, 2010, our financing agreements consisted principally of a Term Loan in the original principal amount of $280 million and a $175 million Revolving Credit Facility.

At September 30, 2010, we had total debt of $268.8 million, full availability under our Revolving Credit Facility of $175.0 million, and cash reserves of $34.6 million. Debt outstanding consisted entirely of the amount due under our Term Loan, with no current maturities as a result of the October 5, 2010 refinancing of the Term Loan discussed below. As of September 30, 2010, we were in compliance with all covenants set forth in the Term Loan and the Revolving Credit Facility.

On October 5, 2010, TPC Group LLC completed the issuance and sale of $350 million aggregate principal amount of 8 1/4% senior secured notes due 2017. The Notes are jointly and severally guaranteed initially by all of TPC Group LLC’s material domestic subsidiaries. The Notes and the Guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act.

The purchase price for the Notes and Guarantees was 99.35% of their principal amount. The net proceeds from the issuance of the Notes were approximately $338 million after discounts and estimated offering expenses. TPC Group LLC used a portion of the net proceeds from the offering to repay all outstanding indebtedness under the Term Loan and intends to use the remaining net proceeds to fund a distribution to TPC Group Inc. for general corporate purposes, which may include dividends, stock repurchases or other returns of capital to its stockholders, including the tender offer discussed above. See Note L to our condensed consolidated financial statements as of and for the quarter ended September 30, 2010 for further discussion.

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

Availability under our $175 million Revolving Credit Facility is limited to the borrowing base, comprised of 85% of eligible accounts receivable and 65% of eligible inventory, as redetermined monthly. Up to $30 million of the facility may be used for the issuance of letters of credit. The Revolving Credit Facility also includes an accordion feature under which the lenders may agree, upon our request, to increase their commitments to an aggregate amount not to exceed $200 million. The Revolving Credit Facility matures on April 29, 2014.

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

The Revolving Credit Facility is secured with a first priority lien on cash, accounts receivable, inventory and certain intangibles, and through cross-collateralization with the Term Loan (or after October 5, 2010, the Notes), a second priority lien on all other assets, including fixed assets. The Revolving Credit Facility is guaranteed by all of the material domestic subsidiaries of TPC Group LLC and provides for customary events of default.

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

Although the Revolving Credit Facility restricts acquisitions, investments and the payment of dividends, respectively, acquisitions, investments and dividends are permitted if (a) pro forma current and average 90-day historical availability each exceed the greater of $50 million or 50% of the total commitments, or (b) pro forma projected, current and average 90-day historical availability each exceed the greater of $25 million or 25% of the total commitments and we meet a minimum consolidated fixed charge coverage ratio. Finally, the Revolving Credit Facility requires a minimum consolidated fixed charge coverage ratio should availability be less than the greater of $15 million or 15% of the total commitments.

On September 22, 2010, we amended the Revolving Credit Facility to permit (i) the refinancing of the Term Loan through the sale of the Notes, and (ii) subject to the terms of an Intercreditor Agreement, the existence of liens on TPC Group LLC’s property to secure the Notes. Other material terms of the Revolving Credit Facility, including the aggregate principal amount, interest rates and the maturity date, were not affected by the amendment and remain substantially the same.

The following table summarizes our changes in cash and cash equivalents for the periods presented (in thousands):

	Three Months Ended September 30,
	2010	2009

Cash flows (used for) provided by:
Operating activities	$(77,055)	$(44,441)
Investing activities	(2,058)	(1,595)
Financing activities	(964)	39,471

Change in cash and cash equivalents	$(80,077)	$(6,565)

Operating activities

In the quarter ended September 30, 2010, we had negative net cash flows from operations of $77.1 million. The primary components of our negative operating cash flows were increased investment in working capital of $95.3 million and prepayments that created long-term contractual assets of $14.1 million, partially offset by net income of $12.8 million plus depreciation and other net non-cash expenses of $18.8 million. The increased investment in working capital during the quarter consisted of higher accounts receivable of $54.5 million, higher inventories of $21.0 million and lower accounts payable of $19.8 million. The contractual assets will be amortized over the three-year terms of the related contracts.

Accounts receivable were $170.9 million at September 30, 2010, compared to $116.4 million at June 30, 2010. Days of sales outstanding at September 30, 2010 was 31 days, which is comparable to the average over the past year, compared to 19 days at June 30, 2010. The low level of accounts receivable at June 30, 2010 reflected collection efforts near the end of fiscal 2010. Accounts receivable were more than 98% current at both September 30, 2010 and June 30, 2010.

Our inventory at September 30, 2010 of $115.6 million was $21.0 million higher than the $94.6 million at June 30, 2010. The increase in inventory value reflected the combined effect of 17% higher physical inventory volumes and 4% higher overall average cost per pound. The impacts of the higher volume and higher average cost were $16 million and $5 million, respectively.

In the prior year quarter, we had negative net cash flows from operations of $44.4 million. The primary components of our negative operating cash flows were increased investment in working capital during the quarter of $60.1 million, partially offset by net income of $3.7 million plus depreciation and other net non-cash expenses of $14.2 million.

Investing activities

During the current and prior year quarters, we invested $2.1 million and $1.6 million, respectively, in the form of capital expenditures. The level of capital expenditures in both periods reflected baseline capital spending following completion of our major capital investment initiatives in early fiscal 2009.

Financing activities

Cash used in financing activities of $1.0 million in the current quarter consisted of repayment of Term Loan principal of $0.7 million and debt issuance costs related to the amendment and extension of the Revolving Credit Facility of $0.3 million. In the prior year quarter, we had net inflows from financing activities of $39.5 million, consisting primarily of net inflows from borrowings on our Revolving Credit Facility of $35.2 million and our insurance premium financing of $5.0 million, and outflows for repayment of Term Loan principal of $0.7 million.

Off-balance sheet arrangements

We do not currently utilize any off-balance sheet arrangements to enhance our liquidity and capital resource positions, or for any other purpose.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Borrowings under our Term Loan were subject to floating interest rates. These floating interest rates subjected us to the risk of increased interest costs associated with any upward movements in interest rates. Under the Term Loan, our interest rate was a prime lending rate plus a spread or a LIBOR-based rate plus a spread, whichever we selected. On October 5, 2010, we refinanced our variable rate Term Loan with the Notes (discussed above), eliminating any risk of increased interest costs associated with upward movements in interest rates related to the Term Loan.

Other than the refinancing of our variable rate Term Loan on October 5, 2010 with the Notes, there have been no material developments through the filing date of this Form 10-Q regarding the matters previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K filed on September 17, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Controls

During the quarter ended September 30, 2010 there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note I to the condensed consolidated financial statements for a description of certain legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Bylaws of TPC Group Inc., as amended and restated August 26, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2010).

4.1

First Amendment to Amended and Restated Revolving Credit Agreement dated as of September 22, 2010 among TPC Group LLC and Texas Butylene Chemical Corporation, as borrowers, the financial institutions listed thereon, as Lenders, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on form 8-K filed September 27, 2010).

4.2

Indenture dated as of October 5, 2010, by and among TPC Group LLC, the Guarantors party thereto, Wilmington Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent, paying agent, registrar and authentication agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 12, 2010).

4.3

Security Agreement dated as of October 5, 2010, by and among TPC Group LLC and each of the other Grantors party thereto in favor of Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 12, 2010).

4.4

Amended and Restated Intercreditor Agreement dated as of October 5, 2010, by and among TPC Group LLC, Deutsche Bank Trust Company Americas, as Revolver Administrative Agent, Revolver Collateral Agent and Revolver Mortgagee (each as referred to therein) and Deutsche Bank Trust Company Americas, as Notes Collateral Agent and Notes Mortgagee (each as referred to therein) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 12, 2010).

4.5

Registration Rights Agreement dated as of October 5, 2010, by and among TPC Group LLC, the Guarantors named therein and Deutsche Bank Securities Inc., for itself and on behalf of the several Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed October 12, 2010).

10.1

Amendment No. 3 to Employment Agreement dated September 16, 2010, effective as of July 1 2010, between TPC Group Inc., TPC Group LLC and Charles W. Shaver (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010).

10.2	TPC Group Inc. Executive Severance Plan dated effective July 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2010).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**

Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification is treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPC Group Inc.

Date: November 12, 2010	By:	/s/ Charles W. Shaver
Charles W. Shaver
President and Chief Executive Officer

Date: November 12, 2010	By:	/s/ Miguel A. Desdin
Miguel A. Desdin
Senior Vice President and Chief Financial Officer