Form 10-KT
period 2010-12-31
TPC Group Inc.
filed 2011-03-11
CIK 1452217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from July 1, 2010 to December 31, 2010.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $167.3 million on June 30, 2010, based on $16.60, the closing price on The NASDAQ Capital Market on such date.

There were 16,235,341 shares of the registrant’s common stock outstanding as of March 4, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2010, are incorporated by reference into Part III of this Transition Report on Form 10-K.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K and any exhibits to this Transition Report on Form 10-K may contain or incorporate by reference forward-looking statements that do not directly or exclusively relate to historical facts. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “should,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words of similar import. Forward-looking statements include information concerning possible or assumed future results of our operations, including the following:

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed under “Item 1A–Risk Factors” in this Transition Report on Form 10-K. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Except as otherwise indicated or required by the context, references in this report to “we,” “our,” and “the Company,” refer to the combined business of TPC Group Inc. and its direct and indirect subsidiaries.

Change in Fiscal Year End

On July 15, 2010, our board of directors approved a change in our fiscal year end from June 30 to December 31, with the change to the calendar year reporting cycle beginning January 1, 2011. Consequently, we are filing this Transition Report on Form 10-K for the six-month transition period ended December 31, 2010. The intent of the change was to align the reporting of our financial results more closely with our peers and to better synchronize our management processes and business cycles with those of our suppliers and customers. References in this report to fiscal 2010, fiscal 2009 and fiscal 2008 indicate the twelve month periods ended June 30, 2010, 2009 and 2008, respectively.

Overview

TPC Group Inc. is a leading producer of value-added products derived from niche petrochemical raw materials such as C4 hydrocarbons. Our products are sold to producers of a wide range of performance, specialty and intermediate products, including synthetic rubber, fuels, lubricant additives, plastics and surfactants. We are a leader in North America across our major product lines, including our position as the largest producer by production capacity of finished butadiene, the second largest active merchant producer by production capacity of isobutylene and the sole merchant producer of highly reactive polyisobutylene, a major component of dispersants for the fuel and lubricant additive markets. We operate as a value-added merchant processor and marketer, linking our raw material providers with our diverse customer base of chemical consumers. We believe this market position has resulted in stable supplier and customer bases and has enhanced our growth and expansion opportunities.

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

See Note P to our Consolidated Financial Statements included in this Transition Report on Form 10-K for additional information about our business segments.

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

Our differentiated technology enables us to capitalize on niche market opportunities. We hold several patents related to the production of HR-PIB and are the sole merchant producer in North America of this specialized product. Our leadership in our product lines has contributed to economies of scale and long-term relationships with many of our major customers and suppliers. We believe the performance of our patented HR-PIB product is a key reason for the increase in our PIB market share (measured by volume) from 0% in 2000 to approximately 50% through the six months ended December 31, 2010. We expect continued market share growth driven by what we believe to be superior performance that better meets customer needs.

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

Operating as an independent merchant processor gives us a competitive advantage. Our status as an independent merchant processor gives our business partners an option to purchase from or sell to an entity that is not a competitor to them, unlike many of the large chemical companies and integrated petroleum companies with whom we compete. Additionally, because we are independent and for the most part do not rely on internally-generated feedstocks, our production capacity is fully available to meet the requirements of our suppliers. This gives us an advantage over producers whose crude C4 streams are generated primarily as a by-product of their own ethylene production. The amount of crude C4 produced by non-independent processors varies according to the quantity and means of production of ethylene, thus limiting the capacity such producers are able to dedicate to outside suppliers’ needs.

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

Our execution focuses on improving our existing businesses through commercial, operational and financial excellence, pursuing product line and geographic extensions and acquiring complementary businesses or assets which enhance our existing business. Specifically, we intend to:

•

Maintain our position as a market leader. We seek to maintain our position as one of the leading producers by production capacity of each of our products by maximizing the use of our existing processing capacity and the value of our customer and supplier relationships. We continually seek new opportunities and uses for our facilities.

•

Grow our HR-PIB business (within our Performance Products segment). Demand for HR-PIB is growing at a faster rate than the overall PIB market due to economic and performance advantages that result from its use by our customers. To capitalize on this demand in the HR-PIB marketplace, we brought our second production unit online at our Houston facility in October 2008 and have been focused on moving commercial HR-PIB production volumes from that unit into the marketplace. As customer demand for this product globalizes, we intend to expand production and sales into foreign markets.

•

Maintain a disciplined approach to cost management and preserve financial flexibility. Because our industry is cyclical and subject to fluctuations in demand, pricing and profitability, we believe that it is important to maintain a balance sheet that preserves our ability to respond to such changes and the flexibility to consider the long-term performance of our investments. In fiscal 2009, in response to the global economic downturn, we aggressively implemented initiatives to reduce capital and discretionary spending and reduce costs through headcount reductions and other means. Since fiscal 2009, we have continued to maintain this disciplined approach to spending, while continuing to make baseline expenditures and select expansion opportunities to preserve operational reliability and enhance our reputation as a dependable, high-quality producer. We have also taken steps to strengthen our balance sheet while returning capital to our stockholders through purchases of our common stock. In April 2010, we amended our Revolving Credit Facility to increase overall capacity from $140 million to $175 million, subject to borrowing base calculations, and extended the maturity date from June 2011 to April

2014. In October 2010 we refinanced our Term Loan by issuing senior secured notes and thereby extended the maturity from June 2013 to October 2017. As of March 4, 2011, we had no outstanding borrowings under our Revolving Credit Facility, with excess availability of $175 million, and cash on hand of $76.6 million. We expect that our cash flow, available borrowings and cash on hand will provide sufficient capital to fund our near-term growth and maintenance plans.

•

Pursue growth initiatives as part of our efforts to increase profitability. We continually assess opportunities for asset acquisitions and corporate transactions with the potential to enhance our earnings and optimize our asset portfolio. Additionally, over the past several years we have been reinvesting cash from operations to build on and expand our product offerings into high-margin businesses closely related to our core competencies. These initiatives include the production of nonene and tetramer from our previously idle Baytown facility and the expansion of polyisobutylene operations at our facility in Houston. In addition, in February 2011 we commenced a detailed engineering study to begin the process toward restarting certain of our dehydrogenation assets at our Houston facility, which would provide isobutylene feedstock for our rapidly growing fuels products and performance products, including polyisobutylenes, high purity isobutylene and diisobutylene. We intend to continue to pursue similar growth initiatives as part of our efforts to diversify our product mix and increase profitability.

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

Market Conditions and Recent Initiatives

The global recession that began in early fiscal 2009 continued to develop through the remainder of that fiscal year, resulting in a significant decline in the selling prices for our products. In response to these developments, in December 2008 we temporarily idled various production units at both our Houston and Port Neches facilities in order to reduce operating costs and match production to the reduced needs of our customers and suppliers. We also released a portion of our contractor workforce to further reduce costs. In the third quarter of fiscal 2009, demand for some products began to improve relative to the previous months, and we restarted all of the production facilities that we idled in December 2008. However, our butadiene production has continued to be negatively impacted by limited supply of crude C4, the raw material input for our C4 Processing extraction process.

We receive most of our crude C4 from steam crackers, which are designed to process naphtha and natural gas liquids (NGLs) as feedstocks for ethylene production. Crude C4 is a byproduct of the ethylene production process, and the volume of crude C4 produced by the process is driven by both the volume of ethylene produced and the composition of the steam cracker feedstock. Some major ethylene producers have the flexibility to shift from light feedstocks, such as NGLs, to heavier feedstocks, such as naphtha, or vice versa depending on the economics of the feedstock. When ethylene producers process heavier feedstock, greater volumes of crude C4 are produced.

However, when light feedstocks are inexpensive relative to heavy feedstocks, the producers may choose to process those light feedstocks instead, a process referred to as “light cracking,” which results in lower volumes of crude C4 production. Since fiscal 2009, NGL prices have remained attractive relative to naphtha. Consequently, light cracking has been prevalent and crude C4 supply has been reduced over the same period, which has a negative impact on our butadiene production and sales volumes. We anticipate that the relatively high cost of crude oil compared to the cost of natural gas that we have seen over the past three to four years will continue, especially in light of the abundance of shale natural gas being discovered and developed in the United States, and will drive continuation of light cracking well into the future.

In April 2009, in order to preserve liquidity in response to the ongoing global economic crisis and to align our expenditures with our decreased sales volumes, we undertook initiatives to reduce our capital spending, general and administrative expenses and operating expenses. These initiatives included a reduction of our active C4 processing and butadiene production capacity. We shut down one of the two trains processing crude C4 at our Port Neches facility and temporarily idled some capacity at our Houston facility, also reducing associated headcount. From time to time during fiscal 2010 and the six months ended December 31, 2010, we temporarily reactivated the idled production capacity at our Houston facility in response to increased crude C4 supply as well as decreased production rates of the non-idled unit. The idled train at Port Neches did not operate at any time during fiscal 2010 and the six months ended December 31, 2010, and we do not expect to again operate both trains at Port Neches until crude C4 supply conditions improve on a sustainable basis. If we are able to secure significant incremental feedstock commitments, we will consider operating both trains at Port Neches, but doing so will require a significant amount of time and capital to hire personnel and bring the idle train to operational readiness. Please see Item 2 – “Properties” below for more information about the total and active production capacities at our facilities.

Fiscal 2010 and the six months ended December 31, 2010, in sharp contrast to fiscal 2009, were characterized by continuously improving market conditions as well as increasing petroleum prices and related commodity market indices. Since a substantial portion of our product selling prices and raw material costs are linked to these commodity indices (such as indices based on the price of unleaded regular gasoline, butane, isobutane or refinery grade propylene), since fiscal 2009 we have experienced upward trends in both product selling prices and our raw material costs. Although both product selling prices and raw material costs have trended upward since fiscal 2009, the positive impact of higher selling prices has exceeded the negative impact of higher raw material costs, which has resulted in overall margin improvement. Also, over the course of fiscal 2010 and the six months ended December 31, 2010, selling prices and margins on some of our products have been positively impacted by supply shortages.

On December 30, 2010, pursuant to a modified “Dutch auction” tender offer, we accepted for purchase 2,154,188 shares of our common stock at a price of $28.50 per share for a total cost of $61.4 million, excluding $1.1 million in fees and other costs directly related to the tender offer. The purchased shares represented approximately 11.8% of the total number of shares issued and outstanding as of October 1, 2010. The purchased shares were immediately retired.

On March 3, 2011, we announced that our Board of Directors approved a stock repurchase program for up to $30.0 million of the Company’s common stock. The purchases of common stock will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. Any purchased shares will be immediately retired. Any purchases by us will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

Supplier Purchase Agreements

We purchase the majority of the feedstock for our products under long-term purchase contracts. At times, we will also purchase feedstock on a spot basis, particularly crude C4 which can be imported from Europe and the Middle East region. Spot purchases may allow us to increase production to meet demand in excess of available domestic supply; for example, during both the six months ended December 31, 2010 and fiscal 2010, approximately 11% of our crude C4 feedstocks were purchased on a spot basis.

We purchase feedstock from a number of large chemical producers, including The Dow Chemical Company, Nova Chemicals Corporation, ExxonMobil Corporation, Chevron Phillips Chemical Company LLC, Lyondell Chemical Company, Flint Hills Resources, LP, Formosa Plastics Corporation, Trammochem, and Total Petrochemicals USA Inc. We have strong, long-tenured relationships with our suppliers. For the six months ended December 31, 2010 and in fiscal 2010 and 2009, our top five suppliers accounted for an aggregate of 39.3%, 35.7% and 34.6%, respectively, of our total vendor purchases. In fiscal 2010 one supplier accounted for 10% of total vendor purchases and no other individual supplier accounted for more than 10%.

Our supply agreements typically specify a defined percentage of the supplier’s feedstock output or, in some cases, a defined volume of feedstock, that we will purchase. The pricing under the contracts is usually tied to a commodity market index (such as indices based on the price of unleaded regular gasoline, butane, isobutane or refinery grade propylene) or to the price at which we sell the finished product. As discussed further in “Sales Contracts” below, the prices at which we sell our products are also typically tied to a commodity index, and in many cases the indices used match those in the corresponding supply agreement. For example, the butene-1 component of the crude C4 feedstock we purchase is priced based on a market index for unleaded regular gasoline; our butene-1 sales prices are likewise based on a market index for unleaded regular gasoline. Matching the indices used in our supply and sales contracts mitigates our exposure to volatility in commodity prices and the resulting fluctuations in our profit margins, to varying degrees. The mitigating effects of the index-based pricing are lessened if we do not purchase the feedstock and sell the finished product in the same period, or if the index used for purchasing the raw materials is tied to a different period than the index in the sales contract. Contract turnover and changes in feedstock and product mix also can impact our margins.

The raw material input for our C4 Processing extraction process is a mixture of four-carbon compounds commonly referred to as crude C4. We receive most of our crude C4 from steam crackers, which are designed to process naphtha and NGLs as feedstocks for ethylene production. Crude C4 is a byproduct of the ethylene production process. Processing crude C4 into chemicals is a capital intensive process. Generally, the volume of crude C4 produced during the ethylene production process is small compared to the ethylene output. Therefore, many ethylene producers prefer to sell their crude C4 streams rather than process those streams themselves. Companies such as ours that aggregate and process large quantities of crude C4 and sell the finished products to consumers provide the ethylene industry with what can be a more economical alternative than providing such functions themselves.

As discussed in “Market Conditions and Recent Initiatives” above, the volume of crude C4 produced by the ethylene producers is driven by both the volume of ethylene produced and the composition of the steam cracker feedstock. When light feedstocks, such as NGLs, are inexpensive relative to heavier feedstocks such as naphtha, ethylene crackers conduct primarily light cracking, resulting in lower volumes of crude C4 available in the market. This situation, which existed throughout fiscal 2009 and 2010 and the six months ended December 31, 2010, occasionally results in our inability to meet 100% of our contractual butadiene and butene-1 sales commitments. When this occurs, we typically invoke force majeure clauses that exist in almost all of our butadiene and butene-1 sales contracts, allowing us to reduce, or “allocate,” the amount of product we deliver. From time to time since the latter part of fiscal 2009, we were forced to operate, and may again be forced to operate in the future, on a product allocation basis as a result of limited crude C4 feedstock supply.

Sales Contracts

We enter into two general types of sales arrangements: sales contracts and, occasionally, toll manufacturing agreements. Under toll manufacturing agreements we process raw material, which is owned by the toll customer, and return the finished product to the toll customer for a fee. The volume of tolling we perform is insignificant in relation to the volume of product manufactured and sold under sales contracts. A majority of our sales contracts have initial terms of two to three years and are, in practice, generally ongoing contracts that can be terminated with one-year notice from either party. Our sales contracts typically require customers to purchase minimum volumes expressed either in absolute terms or as a percentage of their product needs. We also sell certain products on a spot basis.

We sell to a large number of chemical producers and refiners, including The Goodyear Tire and Rubber Company, The Dow Chemical Company, PMI Trading LTD, Afton Chemical Corporation, Lanxess Corporation, Invista S.àr.l., Firestone Polymers LLC, Valero Energy Corporation, Motiva Enterprises LLC and SI Group Inc. We have strong, long-tenured relationships with our customers. During the six months ended December 31, 2010 and fiscal 2010 and 2009, our top five customers accounted for an aggregate of 48.0%, 44.6% and 45.6%, respectively, of our total sales. For the six months ended December 31, 2010 Firestone Polymers LLC and Invista S.àr.l accounted for 11% and 10%, respectively, of our total revenues, and in fiscal 2010 Goodyear Tire and Rubber Company accounted for 10% of our total revenues.

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

Our primary competitors in North America are as follows:

•	In the C4 market, including butene-1 and butadiene, we compete with LyondellBasell Industries, Shell Chemicals, LP and ExxonMobil Corporation.

•	For isobutylene, including HPIB, we compete with LyondellBasell Industries and Enterprise Products Partners.

•	Our HR-PIB competes with conventional PIB produced by Ineos Group Holdings plc.

•	For nonene and tetramer, we compete with ExxonMobil Corporation, Shell Chemicals, LP and Sunoco, Inc.

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

We no longer sell MTBE in the United States market, focusing instead on opportunistic sales to export markets. We no longer produce MTBE at our Port Neches facility, and at our Houston facility we produce MTBE only as a by-product of our C4 processing operations, rather than from dedicated dehydrogenation units. In February 2011 we commenced a detailed engineering study to begin the process toward restarting certain of our dehydrogenation assets at our Houston facility, which would provide isobutylene feedstock for our rapidly growing fuels products and performance products, including polyisobutylenes, high purity isobutylene and diisobutylene.

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

•	the federal Clean Water Act (“CWA”) and analogous state laws and regulations that impose detailed permit requirements and strict controls on discharges of waste water from our facilities; and

•

the federal Clean Air Act (“CAA”) and comparable state laws and regulations that impose obligations related to air emissions, including federal and state laws and regulations currently under development to address greeenhouse gas (“GHG”) emissions.

In the ordinary course of business, we undertake frequent environmental inspections and monitoring and are subject to investigations by governmental enforcement authorities. In addition, our production facilities require a number of environmental permits and authorizations that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements or the discovery of releases of hazardous substances at or from our facilities could result in restrictions or prohibitions on plant operations, significant remedial expenditures, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict and/or joint and several liabilities. Moreover, changes in environmental regulations or the terms of our environmental permits could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

We are committed to establishing and maintaining compliance with applicable environmental, health, safety (including process safety) and security (“EHS&S”) legal requirements, and we have developed policies and management systems intended to identify the various EHS&S legal requirements applicable to our operations and facilities. We endeavor to enhance and assure compliance with applicable requirements, ensure the safety of our employees, contractors, community neighbors and customers, and minimize the generation of wastes, the emission of air contaminants and the discharge of pollutants. These EHS&S management systems also serve to foster efficiency and improvement and to reduce operating risks.

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

Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or operated by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be liable for damages and could be required to remove previously disposed substances and wastes, or remediate contaminated property to prevent future contamination.

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

Permits and related compliance obligations under the CAA, as well as changes to state implementation plans for controlling air emissions in regional non-attainment areas, including the Houston-Galveston-Brazoria ozone non-attainment area, may require our operations to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies. For example, as part of our efforts to comply with rules changes related to the emissions of nitrogen oxides (“NOx”) from our facilities, we installed two new, low-NOx boilers at each of our Houston and Port Neches facilities in fiscal 2006 through 2008, for a total capital investment of approximately $40 million. Failure to comply with these emission control requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and enforcement actions. Our facilities may also be required to incur certain material capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

Legislative and regulatory measures to address concerns that emissions of carbon dioxide, methane and other certain gases—commonly referred to as GHGs, may be contributing to warming of the Earth’s atmosphere are in various phases of discussions or implementation at the international, national, regional and state levels. The petrochemical industry is a direct source of certain GHG emissions, namely carbon dioxide, and future restrictions on such emissions could impact our future operations. In the United States, federal legislation imposing restrictions on GHG is under consideration. In addition, EPA has promulgated a series of rulemakings and other actions intended to result in the regulation of GHGs as pollutants under the CAA. In April 2010, EPA promulgated final motor vehicle GHG emission standards, which apply to vehicle model years 2012—2016. EPA has taken the position that the motor vehicle GHG emission standards triggered CAA permitting requirements for certain affected stationary sources of GHG emissions beginning on January 2, 2011. In May 2010, EPA finalized the Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which phases in federal new source review and Title V permitting requirements for certain affected stationary sources of GHG emissions, beginning on January 2, 2011. These EPA rulemakings could affect our operations and ability to obtain air permits for new or modified facilities.

Furthermore, in 2010, EPA regulations became effective that require monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements. The first emissions reports required under the new rule are due on or before March 31, 2011. Although this new rule does not control GHG emission levels from any facilities, it will cause us to incur monitoring and reporting costs.

Lastly, lawsuits have been filed seeking to require individual companies to reduce GHG emissions from their operations or to recover damages allegedly resulting from those emissions. These and other lawsuits relating to GHG emissions may result in decisions by state and federal courts or regulatory agencies that could impact our operations and ability to obtain certifications and permits to construct future projects.

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

Our business also could be negatively affected by physical changes in weather patterns. A loss of coastline in the vicinity of our facilities, which are located near the Gulf of Mexico, or an increase in severe weather patterns, could result in damages to or loss of our physical assets and/or a disruption of our supply and distribution channels. Changes of this nature could have a material adverse impact on our business. At this time, it is not possible to accurately project the effects of any such indirect impacts.

In addition to potential direct impacts on us, climate change legislation or regulation and/or physical changes or changes in weather patterns could affect entities that provide goods and services to us and indirectly have an adverse effect on our business as a result of increases in costs or availability of such goods and services. At this time it is not possible to accurately project the effects of any such indirect impacts.

In addition to the requirements imposed upon us by law, we also enter into other agreements from time to time with state and local environmental agencies either to avoid the risks of potential regulatory action against us or to implement improvements that exceed current legal requirements. To that end, we have entered into the following agreement that will require us to reduce our emissions of butadiene and other volatile organic compounds at our Houston facility:

•

In January 2009, we signed an Agreed Corrective Action Order (“ACAO”) with the Texas Commission on Environmental Quality (“TCEQ”) related to our Houston facility. The ACAO was approved by the TCEQ Commissioners in April 2009 following a public agenda hearing. The ACAO obligates us to undertake a five-year, $20 million incremental spending program on projects designed to enhance environmental performance that would not normally have been done as part of routine maintenance at our Houston facility. We expect to implement the required measures and incur the incremental spending through a combination of (a) increases in our annual maintenance and capital expenditures throughout the five-year period and (b) additional expenditures in connection with our regularly scheduled turnarounds (typically occurring every three to four years). We expect to fund the incremental expenditures from our operations and/or from borrowings under our Revolving Credit Facility and do not expect the expenditures to have a material impact on our operations or liquidity. In the ACAO, we also commit to reduce emissions of volatile organic compounds from discrete emissions events at our Houston facility on a rolling twelve-month basis by more than thirty-five percent of annual pre-ACAO levels. We believe we are currently in compliance, and were in compliance during the six-month transition period ended December 31, 2010, with all requirements in the ACAO.

Chemical Product Safety Regulation. The products we make are subject to laws and regulations governing chemical product safety, including the federal Toxic Substances Control Act (“TSCA”) and chemical product safety laws in jurisdictions outside the United States where our products are distributed. The goal of TSCA is to prevent unreasonable risks of injury to health or the environment associated with the manufacture, processing, distribution in commerce, use or disposal of chemical substances. Under TSCA, the EPA has established reporting, record-keeping, testing and control-related requirements for new and existing chemicals with which we must comply. In September 2009, EPA initiated a comprehensive approach to enhance the management of chemicals under TSCA and announced principles for strengthening United States chemical management laws. Changes in chemicals management regulations or laws could impose additional regulatory burdens and costs on us and others in the industry. In December 2006, the European Union adopted a new regulatory framework concerning the Registration, Evaluation and Authorization of Chemicals (known as REACH), which became effective on June 1, 2007. One of its main objectives is the protection of human health and the environment. REACH requires manufacturers and importers to gather information on the properties of their substances that meet certain volume or toxicological criteria and register the information in a central database to be maintained by the European Chemical Agency in Finland. REACH also contains a mechanism for the progressive substitution of the most dangerous chemicals when suitable alternatives have been identified. We met the deadline of December 1, 2008 for the pre-registration of those chemicals manufactured in, or imported into, the European Economic Area in quantities of one metric ton or more that were not otherwise exempted. Complete registrations containing extensive data on the characteristics of the chemicals will be required in three phases, depending on production usage or tonnage imported per year, and the toxicological criteria of the chemicals. The first registrations were required in 2010; subsequent registrations are due in 2013 and 2018. The toxicological criteria considered for registration determinations are carcinogenicity, mutagenicity, reproductive toxicity (category 1 and 2), and aquatic toxicity. By June 1, 2011, companies are required to notify the European Chemicals Agency of products containing above 0.1 percent of substances of very high concern on the candidate list for authorization. By June 1, 2013, the European Commission will review whether substances with endocrine disruptive properties should be authorized if safer alternatives exist. By June 1, 2019, the European Commission will determine whether to extend the duty to warn from substances of very high concern to those that could be dangerous or unpleasant. We do not expect that the costs to comply with current chemical product safety requirements or REACH will be material to our operations or financial position. It is possible that other regions in which we operate could follow the European Union approach and adopt more stringent chemical product safety requirements.

Health and Safety Regulation. We are subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes, laws and regulations. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The Occupational Safety and Health Administration’s (“OSHA”) hazard communication standard, the EPA’s community right-to-know regulations under Title III of CERCLA and similar state laws require that we organize and/or disclose information about hazardous materials used or produced in our operations.

Our operations are also subject to standards designed to ensure the safety of our processes, including OSHA’s Process Safety Management standard. The Process Safety Management standard imposes requirements on regulated entities relating to the management of hazards associated with highly hazardous chemicals. Such requirements include conducting process hazard analyses for processes involving highly hazardous chemicals, developing detailed written operating procedures, including procedures for managing change, and evaluating the mechanical integrity of critical equipment. As a result of a process safety audit of our Houston plant conducted by OSHA’s local office under its process safety Regional Emphasis Program, we entered into a compliance agreement on October 6, 2007 with OSHA, which agreement required us to implement certain corrective actions on a three-year timetable through June 2010. We met all of the abatement and corrective action requirements in compliance with the deadlines in the compliance agreement.

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

Employees

As of March 4, 2011, we had 485 full-time employees. In addition, we contract with a third party to provide approximately 290 contract employees to perform maintenance activities and operate supply chain facilities on and around our Houston and Port Neches facilities. A total of 101 of the employees at our Port Neches facility are members of six labor unions: United Steelworkers Local 228, IBEW Local 2286, Boilermakers Local 587, Carpenters Local 502, Technical Control Union and Pipefitters Local 195. Our current agreements with employees represented by the unions run through February 2012. The labor agreements all include benefits for the employees and provisions for us such as a “no-strike” clause. We believe our relations with our employees are good.

Research and Development Activities

We conduct our principal research and development activities at our plant facilities. In September 2010 we broke ground on a new 19,500 square foot combined quality control and research and development laboratory at our Houston facility, which is scheduled to be completed in July 2011. Our research and development spending is primarily dedicated to developing innovative processes, especially for the higher margin, differentiated products within our Performance Products segment. Expenditures for our research and development activities were $0.9 million and $0.7 million for the six months ended December 31, 2010 and 2009, respectively, and $1.4 million, $1.2 million and $1.7 million in fiscal 2010, 2009 and 2008, respectively.

Patents and Licenses

We presently own, control or hold rights to 20 U.S. patents and 23 foreign patents, and we seek patent protection for our proprietary processes where feasible to do so. We have several patented processes and applications, such as our patents related to HR-PIB and the catalyst mechanism for the polymerization of PIB and DIB, that give certain products differentiated features. Our patents related to the HR-PIB process generally expire after 2020. We have acquired technology licenses used in connection with the manufacturing of several of our products. Generally, these licenses are fully paid and perpetual with respect to our existing production activities. With technology being a key competitive factor in the markets served by our Performance Products segment and a significant driver to producing the best quality products, these patented processes and licenses enhance our product offerings to our customers.

Available Information

Our website is www.tpcgrp.com. Information contained on or accessible from our website is not incorporated by reference into this Transition Report on Form 10-K and should not be considered a part of this report or any other filing that we make with the Securities and Exchange Commission (SEC). We make available on this website free of charge, our Annual Reports on Form 10-K, this Transition Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. You may also find information related to our corporate governance, board committees and company code of business conduct and ethics on our website. The SEC also maintains a website, www.sec.gov, which contains reports, proxy statements and other information regarding SEC registrants, including us.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Business Conduct and Ethics Code and any waiver of any provision of our Business Conduct and Ethics Code by posting such information in the Corporate Governance section of our website at www.tpcgrp.com.

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

Even if we can obtain raw material feedstock at cost effective prices, the quantity and type of such feedstock may not be sufficient to meet our production needs. Composition of the raw material feedstock varies greatly by source. In particular, crude C4 can be created by a variety of means, each resulting in a different mixture of the sub-component compounds vital to our production methods. A disproportionate amount of one sub-component over another in raw material feedstock can directly affect the types and quantities of products we can produce from our operations. While we contractually obligate our suppliers to certain minimum amounts of four-carbon compounds in the raw material feedstocks, there is typically an allowed margin of variability. Furthermore, some contracts do not specify a minimum amount of one sub-component over another due to the variation in crude C4 production by our suppliers. This creates uncertainty as to whether we will have enough of a particular sub-component to meet our production needs. Finally, there is no guarantee that new sources of raw material feedstocks will have the same sub-component makeup as existing sources.

The volume of crude C4 produced by the ethylene production process is driven by both the volume of ethylene produced and the composition of the steam cracker feedstock. When light feedstocks, such as NGLs, are inexpensive relative to heavier feedstocks such as naphtha, ethylene crackers conduct primarily light cracking, resulting in lower volumes of crude C4 available in the market. This situation, which existed throughout fiscal 2009, fiscal 2010 and the six months ended December 31, 2010, occasionally results in our inability to meet 100% of our contractual butadiene and butene-1 sales commitments. When this occurs, we typically invoke force majeure clauses that exist in almost all of our butadiene and butene-1 sales contracts, allowing us to reduce, or “allocate,” the amount of product we deliver. From time to time since the latter part of fiscal 2009, we were forced to operate, and may again be forced to operate in the future, on a product allocation basis as a result of limited crude C4 feedstock supply. Moreover, due to continued light cracking and reduced operating rates of ethylene crackers, in April 2009 we undertook cost reductions initiatives that included a reduction of our active C4 processing and butadiene production capacity. We shut down one of the two trains processing crude C4 at our Port Neches facility and temporarily idled some capacity at our Houston facility, also reducing associated headcount. We have periodically reactivated the temporarily idled production capacity at our Houston facility, but we do not expect to operate the idled trains at Port Neches again until feedstock supply conditions improve. We anticipate that the relatively high cost of crude oil compared to the cost of natural gas that we have seen over the past three to four years will continue, especially in light of the abundance of shale natural gas being discovered and developed in the U.S., and will drive continuation of light cracking well into the future.

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

We may need new or additional financing in the future to conduct our operations, expand our business, make acquisitions or refinance existing indebtedness. As of March 4, 2011, we had excess availability under our Revolving Credit Facility of $175 million. Because our Revolving Credit Facility is asset-based, the availability under the facility will decrease if the value of our accounts receivable, inventories and other assets decrease. Any sustained weakness in general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all.

Longer term volatility and disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failure of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Disruptions in the capital and credit markets could result in higher interest rates on debt securities and increased costs under credit facilities. Any further disruptions could increase our interest expense and capital costs and could adversely affect our results of operations and financial position, including our ability to grow our business through acquisitions.

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

Many of our supply contracts and sales contracts use matching commodity indices for determining pricing, which mitigates fluctuations in our material margin percentage (which we define as the percentage difference between total revenues and raw material costs) to varying degrees. Nevertheless, our material margin percentage, while relatively stable over time, is not perfectly constant. For example, for the six months ended December 31, 2010 our overall average sales prices were higher than the comparable prior year period by 36%, while our overall average raw material costs were up 39%. In fiscal 2010 our overall average sales prices were 15% higher than fiscal 2009, while our overall average raw material costs were up 18%. The fact that average sales prices and raw material costs did not change in absolute lockstep indicates a slight change in our material margin percentage. Changes in the material margin percentage occur, despite the “index-based pricing” in our supply contracts and sales contracts, in part for the reasons explained above—because the effect of using matching indices is lessened if we do not purchase the feedstock and sell the finished product in the same period, or if the index used for purchasing the raw materials is tied to a different period than the index in the sales contract. Contract turnover, changes in feedstock and product mix and other factors also can impact our material margin percentage.

Our industry is highly competitive and, if we are unable to compete successfully, our financial condition, results of operations and cash flows will be adversely affected.

The petrochemicals industry is, generally, highly competitive. Due to the commodity nature of many of our products, competition in our industry is based primarily on price and to a lesser extent on customer service, technology, reliability, product quality, product deliverability and product performance. As a result, we generally are not able to protect our market position for these products by product differentiation. Moreover, we compete with other companies in our industry for the feedstocks we need to produce our products. If our production costs are higher than our competitors due to supply-side competition or other factors, we may have difficulty recovering those higher costs from our customers due to the commodity nature of our products.

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

A small number of our customers account for a significant percentage of our total sales. For the six months ended December 31, 2010 and fiscal 2010 and 2009, our top five customers accounted for an aggregate of 48.0%, 44.6% and 45.6%, respectively, of our total sales. During the six months ended December 31, 2010, Firestone Polymers LLC and Invista S.àr.l.l accounted for 11% and 10%, respectively, of our total sales. We could lose a large customer for a variety of reasons, including as a result of a merger, consolidation or bankruptcy. In addition, customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. The loss of one or more of our large customers could have a material adverse impact on our financial condition, results of operations and cash flows. The only customer which accounted for 10% or greater of our sales during fiscal 2010 was The Goodyear Tire and Rubber Company.

The loss of a large supplier, or failure to retain contracts with an existing supplier, could significantly reduce our profitability and cash flows.

A small number of suppliers for our feedstocks account for a significant percentage of our feedstock purchases. Our top five suppliers accounted for an aggregate of 39.3%, 35.7% and 34.6% of our total vendor purchases for the six months ended December 31, 2010 and fiscal 2010 and 2009, respectively. We could lose a large supplier for a variety of reasons, including as a result of a merger or consolidation. In addition, suppliers in our industry are increasingly pursuing arrangements with customers that can off take a larger portion of their production streams on a more global basis. The loss of one or more of our large suppliers could have a material adverse impact on our financial condition, results of operations and cash flows. In fiscal 2010 one supplier accounted for 10% of total vendor purchases and no other individual supplier accounted for more than 10%.

Our organizational documents and investment agreement give certain of our large stockholders the ability to prevent us from taking certain actions that our Board of Directors or a majority of our stockholders determine are in our best interests.

In connection with our emergence from Chapter 11 bankruptcy in 2004, we adopted organizational documents and entered into an investment agreement that granted certain consent rights to two of our large stockholders, Castlerigg Master Investments, Ltd. (“Castlerigg”) and RCG Carpathia Master Fund, Ltd. (“RCG”). As a result, for so long as these stockholders collectively hold at least 10% of our outstanding stock, we may not, among other things, increase the number of shares of stock we are authorized to issue, issue preferred stock, adopt provisions in our organizational documents that could make an acquisition of our company more onerous or costly, or change other specified provisions in our organizational documents, in each case without each of Castlerigg’s and RCG’s consent. According to SEC filings made by these stockholders prior to the date of this Transition Report, Castlerigg beneficially owned approximately 5.4% of our outstanding stock and, an affiliate of RCG beneficially owned approximately 9.1% of our outstanding stock.

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

For example, we will be required to obtain the consent of Castlerigg and RCG to increase our authorized common stock or to authorize the issuance of preferred stock. Currently our certificate of incorporation authorizes the issuance of up to 25 million shares of common stock, of which approximately 17.4 million shares have been issued or are reserved for issuance, or are subject to outstanding stock awards. Accordingly, our ability to issue equity currently is limited to approximately 7.6 million authorized shares of common stock, and no shares of preferred stock. If Castlerigg and RCG withheld their consent to increase our authorized stock, our liquidity and access to capital, and/or our ability to consummate strategic transactions, could be adversely affected.

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial health and our ability to obtain financing in the future and to react to changes in our business.

We currently have outstanding debt consisting of $350 million of 8 1/4% Senior Secured Notes (the Notes) due October 1, 2017. We also have $175 million of unused availability under our Revolving Credit Facility, which, if borrowed, would effectively rank senior to the Notes to the extent of the collateral securing the Revolving Credit Facility on a first-priority basis.

Our significant debt could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

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

The agreements and instruments governing our debt place specified limitations on incurrence of additional debt. Despite current indebtedness levels, we and our subsidiaries may be able to incur additional indebtedness in the future. If new debt is added to our current debt levels, the related risks would intensify.

The indenture governing the Notes and the agreement governing the Revolving Credit Facility impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities.

The indenture governing the Notes and the agreement governing the Revolving Credit Facility impose restrictions on us which limit our ability, among other things, to:

•	incur additional indebtedness or issue certain disqualified stock and preferred stock;

•	pay dividends or certain other distributions on our stock or repurchase our stock;

•	make certain investments or other restricted payments;

•	place restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with affiliates;

•	sell certain assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.

As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is highly sensitive to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the indenture governing the Notes and the credit agreement governing the Revolving Credit Facility will limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations.

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

We are subject to extensive federal, state and local laws, regulations, rules and ordinances relating to pollution and protection of the environment, including those relating to the generation, handling, transportation, treatment, storage, disposal and cleanup of hazardous substances and wastes, the discharges of waste water, and the emission of air pollutants or contaminants. In the ordinary course of business, we undertake frequent environmental inspections and monitoring and are subject to investigations by governmental enforcement authorities. Our production facilities require a number of environmental permits and authorizations that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements or the discovery of releases of hazardous substances at or from our facilities could result in restrictions or prohibitions on plant operations and product distribution/sales, significant remedial expenditures, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability.

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

From time to time, legal actions may be initiated against us for alleged property damage and/or costs of remediation and replacement of water supplies due to the potential presence of MTBE, generally as a result of unleaded gasoline leakage from underground storage tanks. Please see Item 3—“Legal Proceedings” for a description of legal proceedings against or affecting us arising from MTBE. There can be no assurance, as to when lawsuits and related issues may arise or be resolved or the degree of any adverse affect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations.

New regulations concerning the production, transportation, use and disposal of hazardous chemicals and the security of chemical manufacturing facilities could result in higher operating costs.

Some of the raw materials we use and products we generate are considered hazardous materials or substances. For example, butadiene has been identified as a carcinogen in laboratory animals at high doses and is being studied for its potential adverse health effects on humans. Effective February 1997, the Occupational Safety and Health Administration substantially lowered the permissible employee exposure limit for butadiene. Future studies on the health effects of butadiene may result in additional regulations that further restrict the use of, and exposure to, butadiene. Additional regulation of butadiene or other products or materials used in or generated by our operations could require us to change our operations, and these changes could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We presently own, control or hold rights to 20 U.S. patents and 23 foreign patents, and we seek patent protection for our proprietary processes where feasible to do so. We have several patented processes and applications, such as our patents related to HR-PIB and the catalyst mechanism for the polymerization of PIB and DIB, that give certain products differentiated features. With technology being a key competitive factor in the markets served by our Performance Products segment and a significant driver to producing the best quality products, these patented processes and licenses enhance our product offerings to our customers.

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

Any acquisitions we make may be unsuccessful if we incorrectly predict operating results, are unable to identify and complete future acquisitions, fail to successfully integrate acquired assets or businesses we acquire, or are unable to obtain financing for acquisitions on acceptable terms.

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

In September 2010 we announced that Charles W. Shaver, President and Chief Executive Officer, had indicated his intent to retire from his roles at the Company. Mr. Shaver is expected to continue to serve as President and Chief Executive Officer and as a member of the Board of Directors until the earlier of December 31, 2011 or the naming of his successor. The Board of Directors has formed a search committee to identify Mr. Shaver’s successor. If the Board is not successful with timely selection of a qualified new Chief Executive Officer, our business could be adversely affected.

On March 4, 2011, Christopher A. Artzer informed the Company of his intentions to resign as Vice President, General Counsel and Secretary of the Company. His resignation will be effective as of March 11, 2011. If the Board is not successful with timely selection of a qualified new Vice President, General Counsel and Secretary, our business could be adversely affected.

If we are unable to complete capital projects at their expected costs and in a timely manner, or if the market conditions assumed in our project economics deteriorate, our business, financial condition, results of operations and cash flows could be adversely affected.

Delays or cost increases related to capital spending programs involving engineering, procurement and construction of facilities (including improvements and repairs to our existing facilities, such as our recently-announced initiative to restart our dehydrogenation assets at our Houston facility) could adversely affect our ability to achieve forecasted internal rates of return and operating results. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to supply certain products we make. Such delays or cost increases may arise as a result of unpredictable factors, many of which are beyond our control, including:

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

The market price of our common stock could fluctuate significantly in the future due to a number of factors, many of which are beyond our control, including:

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

Our Principal Facilities

Overview. We have three principal processing facilities. Our Houston, Texas facility is used in both our C4 Processing segment and our Performance Products segment. Our Port Neches, Texas facility is used in our C4 Processing segment, and the Baytown, Texas facility is used in our Performance Products segment. We have active aggregate butadiene extraction capacity of 1.7 billion pounds per year and total aggregate butadiene extraction capacity of 2.1 billion pounds per year at our Houston and Port Neches facilities. These two facilities were built in tandem by the United States Government in the 1940s and have complementary processes and logistics with a similar layout and design. The two facilities are located at each end of the 90-mile Texas Butadiene Pipeline Corridor, giving us the unique position of servicing customers from either end of the pipeline. Our facilities provide convenient access to other Gulf Coast petrochemicals producers and are connected to facilities of several of our customers and raw material suppliers through an extensive pipeline network. In addition, our Houston and Port Neches facilities are serviced by rail, tank truck, barge and ocean-going vessel networks. Our Houston and Port Neches facilities have a high amount of operational flexibility in the quality grade of crude C4 feedstocks that can be processed. Our Baytown facility produces nonene, tetramer and associated by-products. We consider each of our processing facilities to be sufficient for its intended use.

Our Houston Facility. Our Houston facility is located approximately one mile from the Houston Ship Channel and has total capacity to process 2.4 billion pounds per year of crude C4. From the crude C4, the plant has the following annual production capacities, all of which are active: 1.2 billion pounds of butadiene, 300 million pounds of butene-1, 740 million pounds of raffinate, 146 million pounds of HPIB, 84 million pounds of DIB and 240 million pounds of PIB. It can also process 700 million pounds of purchased isobutylene annually, and has total MTBE production capacity of 2.7 billion pounds, of which 475 million pounds is active. Reactivation of the non-active MTBE production capacity at our Houston facility would require a significant capital investment. In February 2011 we commenced a detailed engineering study to begin the process toward restarting certain of our dehydrogenation assets at our Houston facility, which would provide isobutylene feedstock for our rapidly growing fuels products and performance products, including polyisobutylenes, high purity isobutylene and diisobutylene. This facility allows us to realize substantial benefits by separating and upgrading the various components in the crude C4 and isobutylene streams we purchase. This facility was designed and constructed with spare and parallel equipment to enable us to shut down individual units for repair or maintenance without having to shut down the entire facility, thereby maximizing throughput. In addition, the facility has the physical space to allow for new plants to upgrade existing products or to accept new crude C4 and isobutylene feedstocks.

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

The Houston facility was originally constructed in 1942 by the United States Government with start-up in 1944 by Sinclair Oil. The facility was acquired by Tenneco and FMC Corp. in 1954. In 1984, the Houston facility was acquired by Texas Petrochemicals Corporation, now TPC Group LLC, successor to Texas Olefins Company.

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

The Port Neches facility was originally constructed in 1942 by the United States Government with initial processing beginning in 1944 for Texaco, Gulf, U.S. Rubber and B.F. Goodrich. The facility was acquired by Huntsman Corporation in its 1994 acquisition of Texaco’s chemical business and subsequently acquired by us in June 2006.

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

We also own proprietary pipelines for shipment of butene-1 to the Dow—Texas City plant and isobutylene to the Lubrizol-Deer Park plant. We lease storage capacity and have terminaling capabilities for polyisobutylenes in Hammond, Indiana for servicing northern U.S. customers and additional leased terminal capacity in the Houston area. We own and operate a co-generation facility at our Houston facility, which produces 35 megawatts of natural gas generated electricity. This electricity is utilized primarily by our Houston facility, with the remainder (normally between 5 and 10 megawatts) sold to the Electric Reliability Council of Texas grid at market prices.

Our executive offices are located in Houston, Texas.

ITEM 3.	LEGAL PROCEEDINGS

Please read Note L to our Consolidated Financial Statements, which are included in this Transition Report on Form 10-K, for a description of material legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 4, 2010, the Company’s common stock became listed and began trading on The NASDAQ Capital Market under the symbol “TPCG”. Prior to May 4, 2010, our shares were quoted on the Pink OTC Markets under the symbol “TXPI”. At March 4, 2011, there were approximately 83 holders of record of our common stock and we believe that there are substantially more beneficial owners than record holders.

The following table sets forth the high and low sales prices, or bid information of our common stock for each quarterly period within the six months ended December 31, 2010 and the two most recent fiscal years ended June 30, 2010 and 2009 as reported by The NASDAQ Capital Market with respect to periods from and after May 4, 2010, and by Pink OTC Markets with respect to prior periods (quotations on Pink OTC Markets reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions):

	High	Low
Six month transition period ended December 31, 2010
First quarter	$24.73	$14.76
Second quarter	31.44	23.62

Fiscal year ended June 30, 2010
First quarter	6.60	3.50
Second quarter	8.75	5.25
Third quarter	12.00	7.50
Fourth quarter	18.43	12.00

Fiscal year ended June 30, 2009
First quarter	22.00	12.00
Second quarter	18.00	4.00
Third quarter	5.50	2.00
Fourth quarter	4.00	2.41

Dividends

We did not declare or pay any cash dividends during the six months ended December 31, 2010 or in either of the two most recent fiscal years. However, in December 2010 we purchased and retired shares of our common stock in a tender offer and in March 2011 we announced a stock repurchase program, both discussed further below. Because the Company is a holding company that conducts substantially all of its operations through subsidiaries, our ability to pay cash dividends on our common stock is also dependent upon the ability of our subsidiaries to pay cash dividends or to otherwise distribute or advance funds to us. See Note F to our Consolidated Financial Statements included in Item 8 herein for a description of our indebtedness and the impact of dividend restrictions in our financing arrangements. Any future regular or special dividends will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, Delaware and other applicable laws, the restrictions imposed by our financing arrangements, and such other factors as the Board of Directors deems relevant.

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

The following graph compares the cumulative 5 1/2 year total return to stockholders on TPC Group Inc.’s common stock relative to the cumulative total returns of the Russell MicroCap index and our custom peer-group. Our peer group includes Georgia Gulf Corporation (GGC), Huntsman Corporation (HUN), Innophos Holdings Inc. (IPHS), Kraton Performance Polymers Inc. (KRA), NewMarket Corporation (NEU), Olin Corporation (OLN), Omnova Solutions Inc. (OMN), PolyOne Corporation (POL), and Westlake Chemical Corporation (WLK). Our peer-group includes companies that we believe are similar to us in market capitalization and lines of business and whose equity performance may be affected by factors similar to those that affect our equity performance.

The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the Russell MicroCap index and our peer-group on June 30, 2005, and tracks their relative performance through December 31, 2010. The graph also assumes that the returns of each company in the peer groups are weighted based on the market capitalization of such company at the beginning of the measurement period.

	06/05	06/06	06/07	06/08	06/09	06/10	12/10
TPC Group Inc	100.00	166.67	200.33	120.00	26.33	110.67	202.13
Russell MicroCap Index	100.00	114.28	130.52	97.28	73.48	88.51	113.93
Peer Group	100.00	103.85	119.06	85.88	56.82	85.45	139.29

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to purchases by us of shares of our common stock during the quarter ended December 31, 2010 (last three months of the six-month transition period):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be purchased under the Plans or Programs
October 2010	—	—	—	N/A
November 2010	—	—	—	N/A
December 2010	2,154,188	$28.50	2,154,188	N/A

Total	2,154,188	$28.50	2,154,188	N/A

On December 30, 2010, pursuant to a modified “Dutch auction” tender offer, we accepted for purchase 2,154,188 shares of our common stock at a price of $28.50 per share for a total cost of $61.4 million, excluding $1.1 million in fees and other costs directly related to the tender offer. The purchased shares represented approximately 11.8% of the total number of shares issued and outstanding as of October 1, 2010. The purchased shares were immediately retired. On March 3, 2011, we announced that our Board of Directors approved a stock repurchase program for up to $30.0 million of the Company’s common stock. Please see “Liquidity and Capital Resources” in Item 7 of this Transition Report on Form 10-K for more information about the stock repurchase program.

ITEM 6.	SELECTED FINANCIAL AND OPERATIONAL DATA

The following table presents selected historical consolidated financial data (in thousands except per share data). We derived data as of and for the six months ended December 31, 2010 and as of and for fiscal years ended June 30, 2006 through 2010 from our audited consolidated financial statements. Consolidated financial data as of and for the six months ended December 31, 2009 are derived from our unaudited consolidated financial statements. The selected financial data provided below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes provided in Item 7 and Item 8, respectively, of this Transition Report on Form 10-K.

	Six Months Ended
	December 31,		Fiscal Year Ended June 30,
	2010	2009	2010	2009	2008	2007	2006
		(unaudited)
Statements of Operations Data:
Revenue	$985,505	$755,925	$1,688,484	$1,376,874	$2,016,198	$1,781,520	$1,237,745
Cost of sales	855,043	649,169	1,444,156	1,194,173	1,752,191	1,540,097	1,037,495

	130,462	106,756	244,328	182,701	264,007	241,423	200,250
Operating expenses	67,068	65,009	133,181	132,268	131,191	124,368	69,335
General and administrative expenses	12,735	13,289	29,840	32,769	36,667	29,326	29,048
Depreciation and amortization	19,762	20,117	39,769	41,899	35,944	29,111	14,245
Asset impairment	—	—	—	5,987	—	—	—
Loss on sale of assets	—	—	—	—	1,092	—	—
Business interruption insurance recoveries	—	(17,051)	(17,051)	(10,000)	—	—	—
Reorganization expenses	—	—	—	—	—	—	1,894
Unauthorized freight (recoveries) payments	—	—	—	(4,694)	499	6,812	2,543

Income (loss) from operations	30,897	25,392	58,589	(15,528)	58,614	51,806	83,185
Interest expense, net	11,411	7,494	15,007	16,816	18,868	16,995	2,327
Write-off term loan debt issuance cost	2,959	—	—	—	—	—	—
Debt conversion cost	—	—	—	—	—	—	20,920
Unrealized (gain) loss on derivatives	—	(1,372)	(3,464)	3,710	(99)	(146)	—
Other (income) expense, net	(780)	(1,047)	(2,287)	(1,623)	(1,394)	37	(1,183)

Income (loss) before income taxes	17,307	20,317	49,333	(34,431)	41,239	34,920	61,121
Income tax expense (benefit)	5,242	8,238	18,792	(11,653)	14,615	13,690	21,037

Net income (loss)	$12,065	$12,079	$30,541	$(22,778)	$26,624	$21,230	$40,084

Earnings per share:
Basic	$0.66	$0.68	$1.70	$(1.29)	$1.51	$1.23	$2.98

Diluted	$0.66	$0.68	$1.70	$(1.29)	$1.47	$1.20	$2.43

Cash dividends declared per share	$—	$—	$—	$—	$—	$—	$—

Weighted average shares outstanding:
Basic	18,258	17,880	17,928	17,714	17,588	17,303	13,470
Diluted	18,320	17,880	17,930	17,714	18,073	17,761	17,072

Statements of Cash Flows Data:
Cash (used in) provided by operating activities	$(24,982)	$(2,833)	$126,818	$50,197	$57,826	$93,589	$52,336
Cash used in investing activities
Capital expenditures	(13,151)	(4,570)	(14,400)	(16,128)	(87,783)	(100,425)	(46,206)
Purchase of business assets	—	—	—	—	(70,000)	—	(208,791)
Cash flows provided by (used in) financing activities
Proceeds from term loan borrowings	—	—	—	—	70,000	—	210,000
Proceeds from issuance of 8 1/4% Notes Senior Secured Notes	347,725	—	—	—	—	—	—
Repayments on Term Loan	(269,470)	(1,747)	(3,100)	(2,744)	(2,595)	(2,092)	—
Net proceeds from (payments on) - Revolving Credit Facility	—	400	—	(21,800)	21,800	—	—
Debt issuance costs	(8,989)	—	(4,621)	—	—	—	—
Repurchase of common stock	(62,465)	—	—	(3,019)	(300)	—	—

	December 31,		June 30,
	2010	2009	2010	2009	2008	2007	2006
		(Unaudited)
Balance Sheet Data:
Cash and cash equivalents	$85,594	$447	$114,642	$6,588	$615	$9,534	$20,338
Trade accounts receivable	177,065	139,020	116,407	98,515	200,449	161,604	176,734
Inventories	89,264	73,387	94,607	36,884	102,462	83,959	72,534
Property, plant and equipment, net	484,492	500,871	491,082	516,377	545,972	494,030	420,102
Total assets	912,178	800,361	871,451	709,843	905,261	791,073	734,845

Current liabilities	180,895	140,356	196,748	108,687	249,852	274,239	256,301
Long-term debt	347,785	268,525	250,421	269,855	294,370	205,837	207,908
Deferred income taxes	117,874	99,559	111,432	52,090	61,576	45,213	33,289
Total liabilities	646,556	508,440	558,601	430,632	605,798	525,289	497,498

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 15, 2010, our Board of Directors approved a change in our fiscal year end from June 30 to December 31, with the change to the calendar year reporting cycle beginning January 1, 2011. Consequently, we are filing this Transition Report on Form 10-K for the six-month transition period ended December 31, 2010. The intent of the change was to align the reporting of our financial results more closely with our peers and to better synchronize our management processes and business cycles with those of our suppliers and customers.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Transition Report on Form 10-K. References in this report to fiscal 2010, 2009 and 2008 indicate the twelve month periods ended June 30, 2010, 2009 and 2008, respectively. Financial information with respect to the six months ended December 31, 2009 is unaudited.

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

The primary driver of our business is general economic and industrial growth. Our results are impacted by the effects of economic upturns or downturns on our customers and our suppliers, as well as on our own costs to produce, sell and deliver our products. Our customers generally use our products in their own production processes; therefore, if our customers curtail production of their products, our results could be significantly affected. In particular, our feedstock costs and product prices are susceptible to volatility in pricing and availability of crude oil, natural gas and oil-related products such as unleaded regular gasoline. Prices for these products tend to be volatile as well as cyclical, as a result of global and local economic factors, worldwide political events, weather patterns and the economics of oil and natural gas exploration and production, among other things.

Material Industry Trends

We receive most of our crude C4 from steam crackers, which are designed to process naphtha and natural gas liquids (NGLs) as feedstocks for ethylene production. Crude C4 is a byproduct of the ethylene production process, and the volume of crude C4 produced by the process is driven by both the volume of ethylene produced and the composition of the steam cracker feedstock. Some major ethylene producers have the flexibility to vary from light feedstocks, such as NGLs, to heavier feedstocks, such as naphtha, or vice versa depending on the economics of the feedstock. When ethylene producers process heavier feedstock, greater volumes of crude C4 are produced. However, when light feedstocks are inexpensive relative to heavy feedstocks, the producers may choose to process those light feedstocks instead, a process referred to as “light cracking,” which results in lower volumes of crude C4 production. Since fiscal 2009 NGL prices have remained attractive relative to naphtha; consequently, light cracking has been prevalent and crude C4 supply has been reduced over the same period, which has had a negative impact on our butadiene production and sales volumes.

Fiscal 2010 and the six months ended December 31, 2010, in sharp contrast to fiscal 2009, were characterized by continuously improving market conditions as well as increasing petroleum prices and related commodity market indices. Since a substantial portion of our product selling prices and raw material costs are linked to these commodity indices (such as indices based on the price of unleaded regular gasoline, butane, isobutane or refinery grade propylene), since fiscal 2009 we have experienced upward trends in both our selling prices and raw material costs. Although both selling prices and raw material costs have trended upward since fiscal 2009, the positive impact of higher selling prices has exceeded the negative impact of higher raw material costs, which has resulted in overall margin improvement. Also, over the course of fiscal 2010 and the six months ended December 31, 2010, selling prices and margins on some of our products have been positively impacted by supply shortages.

Recent Developments

On October 5, 2010, TPC Group LLC, a wholly owned subsidiary of the Company, completed the issuance and sale of $350.0 million aggregate principal amount of 8 1/4% Senior Secured Notes due 2017. The purchase price for the Notes was 99.35% of their principal amount. The net proceeds from the issuance of the Notes were $339.0 million after discounts and directly related fees and other costs. Of the total proceeds, $268.8 million were used to repay Term Loan indebtedness and the remaining $70.2 million were designated to partially fund a $130.0 million distribution by TPC Group LLC to TPC Group Inc. Of the total $130.0 million distribution, $62.5 million was used to purchase shares of our common stock and pay directly related fees and other costs in connection with the tender offer and $30.0 million was approved by our Board of Directors to be utilized in a stock repurchase program, both discussed below.

On December 30, 2010 we completed the purchase of 2,154,188 shares of our common stock at a cost of $28.50 per share. On November 8, 2010 we commenced a modified “Dutch auction” tender offer to purchase for cash shares of our common stock having an aggregate purchase price of no more than $130 million. The original offer expired on December 8, 2010 and, on December 9, 2010, we amended the offer to increase the price range and extend the expiration date to December 23, 2010. On December 30, 2010 we announced the final results of the tender offer in which we purchased 2,154,188 shares of our common stock at a price of $28.50 per share, for a total cost of $61.4 million. We also incurred directly related fees and other costs of $1.1 million. The purchased shares represented approximately 11.8% of the total number of shares issued and outstanding as of October 1, 2010. The purchased shares were immediately retired.

On February 4, 2011 we announced that our Board of Directors approved $5 million to fund a detailed engineering study to begin the process toward restarting certain of our dehydrogenation assets at our Houston facility. We own two independent dehydrogenation units whose technology allows the production of a single, targeted olefin from a NGL feedstock (such as butane), as opposed to steam cracking technology which must generate a range of various olefins. These existing assets, if refurbished, could be capable of producing on-purpose propylene, isobutylene, butene-1, butadiene, or isoprene from NGLs. The engineering study contemplates the restart of one of these two idled dehydrogenation units, and we are also exploring opportunities surrounding the second unit. These dehydrogenation assets would provide isobutylene feedstock for our rapidly growing fuels products and performance products, including polyisobutylenes, high purity isobutylene and diisobutylene. While commencement of construction would also be contingent upon obtaining required operating permits, we have previously applied for such permits with the appropriate regulatory agencies. We have a long history of producing isobutylene using our dehydrogenation assets and, with butane feedstock availability increasing and the resulting product markets in a structurally short position, we believe that returning these assets to service could generate value for our stockholders.

On February 21, 2011 we announced the election of Eugene Allspach as a new member of our Board of Directors, which increased its size from seven to eight members. Mr. Allspach currently serves as President of E.R. Allspach & Associates, LLC, a consulting company to new business development activities in the petrochemical industry and has nearly 38 years of experience in the plastics and chemical industries. We believe Mr. Allspach’s broad base of knowledge and experience in the petrochemicals industry will be invaluable as we develop long-term strategy for our Company.

On March 3, 2011, we announced that our Board of Directors approved a stock repurchase program for up to $30.0 million of the Company’s common stock. The purchases of common stock will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. Any purchased shares will be immediately retired. Any purchases by us will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

Results of Operations

The following table provides sales volumes, revenues, cost of sales, operating expenses and Adjusted EBITDA by reportable segment (amounts in thousands) for the six months ended December 31, 2010 and 2009 and the three most recent fiscal years ended June 30, 2010, 2009 and 2008. Please refer to this information, as well as the selected financial data provided in Item 6 and our Consolidated Financial Statements and related notes provided in Item 8 of this Transition Report on Form 10-K when reading our discussion and analysis of results of operations below. Revenues, cost of sales and operating expenses in the table below for the six months ended December 31, 2010 and fiscal years ended June 30, 2010, 2009 and 2008 are derived from our audited Consolidated Statements of Operations. Sales volumes and Adjusted EBITDA for all periods presented and all information presented for the six months ended December 31, 2009 constitute unaudited information.

Adjusted EBITDA is not a measure computed in accordance with generally accepted accounting principles in the United States (GAAP). A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statements of operations, balance sheets, or statements of cash flows (or equivalent statements); or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

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

We calculate Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (EBITDA), which is then adjusted to remove or add back certain items. These items are identified below in the reconciliation of Adjusted EBITDA to Net Income (Loss), the GAAP measure most directly comparable to Adjusted EBITDA. As shown in the table below, we have revised previously reported Adjusted EBITDA for the C4 Processing segment for all prior periods to remove the effect of the business interruption insurance proceeds and the unauthorized freight recoveries/payments. We have concluded that removal of these items, which we consider to be non-recurring in nature, enhances the period-to-period comparability of our operating results and is more useful to securities analysts, investors and other interested parties in their understanding of our operating performance. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies; therefore, it may not be comparable to other companies.

	Six Months Ended
	December 31,		Fiscal Year Ended June 30,
	2010	2009	2010	2009	2008
		(Unaudited)
Sales volumes (unaudited) (lbs) (1):
C4 Processing	1,184,316	1,265,600	2,441,304	2,270,670	2,802,257
Performance Products	302,593	289,924	601,590	576,550	732,439
MTBE (2)	—	—	—	—	172,596

	1,486,909	1,555,524	3,042,894	2,847,220	3,707,292

Revenues:
C4 Processing	$792,427	$604,410	$1,328,687	$1,061,939	$1,483,736
Performance Products	193,078	151,515	359,797	314,935	466,352
MTBE (2)	—	—	—	—	66,110

	$985,505	$755,925	$1,688,484	$1,376,874	$2,016,198

Cost of sales (3):
C4 Processing	$705,004	$524,384	$1,157,899	$940,798	$1,306,666
Performance Products	150,039	124,785	286,257	253,375	386,340
MTBE (2)	—	—	—	—	59,185

	$855,043	$649,169	$1,444,156	$1,194,173	$1,752,191

Operating expenses (3):
C4 Processing	$47,907	$46,671	$96,614	$98,442	$93,947
Performance Products	19,161	18,338	36,567	33,826	36,527
MTBE (2)	—	—	—	—	717

	$67,068	$65,009	$133,181	$132,268	$131,191

Adjusted EBITDA (unaudited) - as previously reported (4):
C4 Processing (5)		$50,407	$91,225	$37,391	$82,624
Performance Products		8,391	36,974	27,736	43,485
MTBE (2)		—	—	—	6,207
Corporate		(11,611)	(26,368)	(24,835)	(28,778)

		$47,187	$101,831	$40,292	$103,538

Adjusted EBITDA (unaudited) - current definition (4):
C4 Processing (5)	$39,516	$33,356	$74,174	$22,697	$83,123
Performance Products	23,879	8,391	36,974	27,736	43,485
MTBE (2)	—	—	—	—	6,207
Corporate	(11,256)	(11,611)	(26,368)	(24,835)	(28,778)

	$52,139	$30,136	$84,780	$25,598	$104,037

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
(4)

See above for a discussion of Adjusted EBITDA and the revision of previously reported amounts for prior periods to remove from Adjusted EBITDA the effect of the business interruption insurance recoveries and the unauthorized freight payments/recoveries. See below for reconciliations of Adjusted EBITDA to Net Income (Loss) for the periods presented. Net Income (Loss) is the most directly comparable GAAP measure reported in the Consolidated Statements of Operations.

(5)

In accordance with our definition of Adjusted EBITDA, as described above, the business interruption insurance recoveries in fiscal 2010 and 2009 and the unauthorized freight recoveries and payments in fiscal 2009 and 2008 have been removed from

C4 Processing segment Adjusted EBITDA for purposes of this presentation, since we believe inclusion of these items in Adjusted EBITDA would distort comparability between the periods presented.

The following table provides a reconciliation of Adjusted EBITDA to Net Income (Loss) (in thousands) for the six months ended December 31, 2010 and 2009 and the three most recent fiscal years ended June 30, 2010, 2009 and 2008. Net Income (Loss) is the most directly comparable GAAP measure reported in the Consolidated Statements of Operations.

	Six Months Ended
	December 31,		Fiscal Year Ended June 30,
	2010	2009	2010	2009	2008
		(Unaudited)
Net income (loss)	$12,065	$12,079	$30,541	$(22,778)	$26,624
Income tax expense (benefit)	5,242	8,238	18,792	(11,653)	14,615
Interest expense, net (1)	14,370	7,494	15,007	16,816	18,868
Depreciation and amortization	19,762	20,117	39,769	41,899	35,944

EBITDA	51,439	47,928	104,109	24,284	96,051
Impairment of assets	—	—	—	5,987	—
Loss on sale of assets	—	—	—	—	1,092
Non-cash stock-based compensation	700	631	1,186	6,311	6,494
Unrealized (gain) loss on derivatives	—	(1,372)	(3,464)	3,710	(99)

Adjusted EBITDA as previously reported		47,187	101,831	40,292	103,538
Unauthorized freight (recoveries) payments	—	—	—	(4,694)	499
Business interruptions insurance recoveries	—	(17,051)	(17,051)	(10,000)	—

Adjusted EBITDA - current definition	$52,139	$30,136	$84,780	$25,598	$104,037

(1)	Includes $3.0 million write-off of previously deferred debt issuance costs related to the Term Loan discussed below.

Six months ended December 31, 2010 versus six months ended December 31, 2009

Revenues

Total revenues for the six months ended December 31, 2010 were $985.5 million, an increase of $229.6 million, or 30%, compared to total revenues of $755.9 million for the six months ended December 31, 2009. The increase in revenues reflected a 36% increase in overall average selling prices partially offset by a 4% decline in overall sales volume. The positive impact of the higher average selling prices was $240 million and the negative impact of the lower sales volume was $10 million. The higher selling prices in the 2010 period reflected the favorable trend over the past year in overall market conditions for our products as well as the upward trend in petroleum prices and related commodity market indices to which a substantial portion of our product selling prices are linked.

C4 Processing segment revenues of $792.4 million were up $188.0 million for the six months ended December 31, 2010, or 31%, compared to the comparable prior year period. Average selling prices for the segment were up 40%, which had a positive impact of $208 million, while total sales volume was down by 6% and had a $20 million negative impact. The higher average selling prices was driven by higher butadiene pricing and the lower sales volume was mainly due to lower raffinate volumes.

Performance Products segment revenues of $193.1 million were up $41.6 million for the six months ended December 31, 2010, or 27%, versus the comparable prior year period. The improvement reflected the combined impact of 22% higher average selling prices and 4% higher sales volume. The higher selling prices and higher sales volume contributed $32 million and $10 million, respectively, to the overall increase. The higher average selling prices reflect higher prices across all product lines and the higher sales volume reflects improvement in all product lines except propylene derivatives, which was down slightly.

Cost of sales

Total cost of sales was $855.0 million for the six months ended December 31, 2010 versus the comparable prior year period amount of $649.2 million. The overall $205.9 million, or 32%, increase in cost of sales was driven primarily by 39% higher average raw material costs. Total cost of sales represented 87% and 86% of total revenues in the 2010 and the prior year period, respectively.

C4 Processing segment cost of sales was up 34%, from $524.4 million in the 2009 period to $705.0 million in the 2010 period. The $180.6 million increase primarily reflected the impact of 46% higher average raw material costs, primarily for butadiene, which was slightly offset by 6% lower sales volume. C4 Processing segment cost of sales as a percentage of segment revenues was 89% in the 2010 period and 87% in the prior year period.

Performance Products segment cost of sales in the 2010 period were $150.0 million compared to $124.8 million in the prior year period, which represents an increase of $25.2 million, or 20%. The increase reflected the combined effect of 14% higher average raw material costs, which reflected higher costs across all product lines, and 4% higher sales volume. Performance Products segment cost of sales as a percentage of segment revenues was 78% compared to 82% in the 2009 comparable period.

Many of our supply contracts and sales contracts use matching commodity indices for determining pricing, which mitigates fluctuations in our material margin percentage (which we define as the percentage difference between total revenues and raw material costs) to varying degrees. Nevertheless, our material margin percentage, while relatively stable over time, is not perfectly constant. Our overall average selling prices for the six months ended December 31, 2010 were 36% higher than the comparable prior year period, while our overall average raw material costs were up 39%. The fact that average sales prices and raw material costs did not change in absolute lockstep indicates a slight change in our material margin percentage. Changes in the material margin percentage occur, despite the index-based pricing in our supply contracts and sales contracts, in part because the effect of using matching indices is lessened if we do not purchase the feedstock and sell the finished product in the same period, or if the index used for purchasing the raw materials is tied to a different period than the index in the sales contract. Please see “Supplier Purchase Agreements” in Item 1 of this Transition Report on Form 10-K. Contract turnover, changes in feedstock and product mix and other factors also can impact our material margin percentage.

Operating expenses

Operating expenses incurred in the six months ended December 31, 2010 were $67.1 million compared to $65.0 million in the comparable prior year period. The $2.1 million increase reflected moderate increases in both personnel and maintenance expenses.

General and administrative expenses

General and administrative expenses were $12.7 million in the six months ended December 31, 2010 compared to $13.3 million in the comparable prior year period, as higher personnel costs were more than offset by lower contract services and legal expenses.

Depreciation and amortization expense

Depreciation and amortization expense for the six months ended December 31, 2010 was $19.8 million compared to $20.1 million in the comparable prior year period. Depreciation expense for both periods reflected the continuation of baseline capital spending and absence of major capital project spending since the completion of our major capital investment initiatives in early fiscal 2009.

Business interruption insurance recoveries

In the second quarter of fiscal 2010 we received $17.1 million (net of recovery expenses of $0.4 million) as the second and final installment of our business interruption insurance recovery related to Hurricane Ike. Our total settlement of $47.0 million consisted of a $19.5 million deductible, a $10.0 million payment received in the fourth quarter of fiscal 2009 and the final payment of $17.5 million, before expenses.

Interest expense

Interest expense incurred during the six months ended December 31, 2010 was $11.5 million compared to $7.5 million in the prior year period. The $4.0 million increase primarily reflected the combined impact of the higher principal and interest rate on the 8 1/4% Senior Secured Notes from October through December 2010.

Write-off term loan debt issuance cost

Deferred debt issuance costs of $3.0 million related to the Term Loan were written off in conjunction with the refinancing of the Term Loan with proceeds from the issuance and sale of the $350 million of 8 1/4 % Senior Secured Notes in October 2010.

Unrealized gain/loss on derivatives

We had no derivative instruments in place at any time during the six months ended December 31, 2010. The unrealized gain of $1.4 million in the prior year period consisted entirely of a gain on an interest rate swap related to our Term Loan, which swap expired on June 30, 2010.

Other, net

Other, net in both the current and prior year quarters consisted primarily of income from our investment in Hollywood/Texas Petrochemicals LP, which is accounted for under the equity method. We and Kirby Inland Marine, Inc. formed this joint venture to operate four barges capable of transporting chemicals. The lower amount for the six months ended December 31, 2010 reflected lower joint venture earnings.

Income tax expense

Our effective income tax rates for the six-month periods ended December 31, 2010 and 2009 were 30.3% and 40.5%, respectively. The effective rates for both periods reflected the federal statutory rate of 35% and Texas and Delaware franchise taxes. The 2010 period effective rate was reduced by the impact of a credit for increasing research and development activities of $0.9 million based on a study completed during the fourth quarter of calendar 2010 of expenditures incurred during fiscal years ended June 30, 2007, 2008, 2009 and 2010. The effective rate for the prior year period was increased by the impact of a domestic production deduction of $1.0 million originally taken on the fiscal 2006 tax return that was permanently lost as a result of the carry-back of our fiscal 2009 net operating loss, which eliminated fiscal 2006 taxable income.

Net income

Net income was $12.1 million, for both the six months ended December 31, 2010 and the comparable prior year period. Improved margin between revenue and cost of sales of $23.7 million and lower income tax expense of $3.0 million were offset by higher operating expenses of $2.1 million, higher interest expense of $4.0 million, the write-off of term loan deferred debt issuance cost of $3.0 million and the prior year’s business interruption insurance recovery of $17.1 million and unrealized gain on derivatives of $1.4 million.

Adjusted EBITDA

Adjusted EBITDA (as currently defined – see below for further discussion of our revisions to previously reported amounts) for the six months ended December 31, 2010 was $52.1 million compared to $30.1 million for the six months ended December 31, 2009. The 73% improvement reflected the favorable trend over the past year in overall market conditions for our products as well as the upward trend in petroleum prices and related commodity market indices to which a substantial portion of our product selling prices are linked.

C4 Processing segment Adjusted EBITDA for the six months ended December 31, 2010 was $39.5 million, which was 18% higher than the $33.4 million reported for the comparable prior year period. The primary driver behind the increase was improved margin between revenue and cost of sales of $7.4 million. Higher average unit margins had a positive impact of $8 million and lower sales volume had a negative impact of $1 million.

Performance Products segment Adjusted EBITDA for the six months ended December 31, 2010 was up $15.5 million, or 185%, to $23.9 million from $8.4 million in the comparable prior year period. The Adjusted EBITDA improvement primarily reflected better margin between revenue and cost of sales of $16.3 million. Higher average unit margins had a positive impact of $12 million. Higher sales volume had a positive impact of $4 million.

Corporate and other expenses were essentially flat compared to the prior year period. Corporate and other expenses consist of general and administrative expenses, excluding non-cash stock compensation, which is excluded from Adjusted EBITDA, and other, net, discussed above.

We have revised previously-reported Adjusted EBITDA for the C4 Processing segment for all prior periods to remove the effect of the business interruption insurance proceeds and the unauthorized freight recoveries/payments. Without giving effect to these prior period revisions, the improvement in overall Adjusted EBITDA would have been 10% ($52.1 million for the 2010 period compared to $47.2 million for the prior year period). Adjusted EBITDA for the C4 Processing segment would have declined 22% ($39.5 million for the 2010 period compared to $50.4 million for the prior year period).

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

Income tax expense

Our effective income tax rate for fiscal 2010 was 38.1%, compared to 33.8% for fiscal 2009. The effective rates for both years reflected federal statutory tax at 35% and Texas and Delaware franchise taxes; however, the current year provision included the impact of a Domestic Production Deduction of $1.0 million originally taken on the fiscal 2006 tax return that was permanently lost as a result of the carry back of our fiscal 2009 net operating loss, which eliminated fiscal 2006 taxable income. In December 2009, as a result of the Worker, Homeownership, and Business Assistance Act of 2009 that was signed into law on November 6, 2009, we applied for a refund of income taxes paid for fiscal years 2004, 2005 and 2006. Of the total amount of the fiscal 2009 net operating loss of $132.6 million, we applied to carry back $124.3 million, which resulted in a refund of $39.8 million received in February 2010. The remaining $8.3 million of the fiscal 2009 net operating loss was used to offset fiscal 2010 taxable income on the fiscal 2010 federal tax return which was filed in February 2011.

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

Adjusted EBITDA

Total Adjusted EBITDA (as currently defined – see below for further discussion of our revisions to previously reported amounts) in fiscal 2010 was $84.8 million compared to $25.6 million in fiscal 2009, an increase of 231%. Substantial improvements in both operating segments reflected the favorable economic and market conditions in fiscal 2010 compared to fiscal 2009.

C4 Processing Adjusted EBITDA improved from $22.7 million in fiscal 2009 to $74.2 million in fiscal 2010, an increase of $51.5 million, or 227%. The increase reflected substantially improved margin between sales and cost of sales of $49.6 million and lower operating expenses of $1.8 million.

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

We have revised previously-reported Adjusted EBITDA for the C4 Processing segment for all prior periods to remove the effect of the business interruption insurance proceeds and the unauthorized freight recoveries/payments. Without giving effect to these prior period revisions, the improvement in overall Adjusted EBITDA would have been 153% ($101.8 million for fiscal 2010 compared to $40.3 million for fiscal 2009). Adjusted EBITDA for the C4 Processing segment would have increased 144% ($91.2 million for fiscal 2010 compared to $37.4 million for fiscal 2009).

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

Many of our supply contracts and sales contracts use matching commodity indices for determining pricing, which mitigates fluctuations in our material margin percentage (which we define as the percentage difference between total revenues and raw material costs) to varying degrees. Nevertheless, our material margin percentage, while relatively stable over time, is not perfectly constant. In fiscal 2009, our overall average sales prices were 11% lower than fiscal 2008, while our overall average raw material costs were down 13%. The fact that average sales prices and raw material costs did not change in absolute lockstep indicates a slight change in our material margin percentage. Changes in the material margin percentage occur, despite the index-based pricing in our supply contracts and sales contracts, in part because the effect of using matching indices is lessened if we do not purchase the feedstock and sell the finished product in the same period, or if the index used for purchasing the raw materials is tied to a different period than the index in the sales contract. Please see “Supplier Purchase Agreements” in Item 1 of this Transition Report on Form 10-K. Contract turnover, changes in feedstock and product mix and other factors also can impact our material margin percentage.

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

Unauthorized freight (recoveries) payments

In July 2007, we discovered that a former employee, with the assistance of a non-employee conspirator, had directed unauthorized payments from our accounts to a fictitious vendor in various amounts in fiscal 2008 and prior years, including $0.5 million in fiscal 2008. In August 2008, the former employee and his non-employee conspirator were convicted of certain crimes related to the unauthorized freight payments. As part of their convictions, the former employee and his non-employee conspirator were required to forfeit assets to the Office of the U.S. Attorney for restitution. These assets were liquidated by the U.S. government and in April 2009 we received $4.7 million as restitution of losses represented by the unauthorized freight payments.

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

Adjusted EBITDA

Total Adjusted EBITDA (as currently defined – see below for further discussion of our revisions to previously reported amounts) in fiscal 2009 was down $78.4 million, or 75%, to $25.6 million versus $104.0 million in fiscal 2008. The overall decline reflected significant declines in both the C4 Processing and Performance Products segments as well as the absence of MTBE produced by our dehydrogenation units, which generated Adjusted EBITDA of $6.2 million in fiscal 2008. The substantial declines for both operating segments reflected the combined negative impact on fiscal 2009 of Hurricane Ike and the global economic crisis discussed above. The declines for the two operating segments were partially offset by lower Corporate and other expenses.

C4 Processing Adjusted EBITDA declined from $83.1 million in fiscal 2008 to $22.7 million in fiscal 2009, a decrease of $60.4 million, or 73%. The drivers of the decline were substantially lower margin between sales and cost of sales of $55.9 million and higher operating expenses of $4.5 million.

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

We have revised previously-reported Adjusted EBITDA for the C4 Processing segment for all prior periods to remove the effect of the business interruption insurance proceeds and the unauthorized freight recoveries/payments. Without giving effect to these prior period revisions, the decrease in overall Adjusted EBITDA would have been 61% ($40.3 million for fiscal 2009 compared to $103.5 million for fiscal 2008). Adjusted EBITDA for the C4 Processing segment would have decreased 55% ($37.4 million for fiscal 2009 compared to $82.6 million for fiscal 2008).

Liquidity and Capital Resources

Our financing arrangements consist principally of $350.0 million of 8 1/4% Senior Secured Notes (the “Notes”) and a $175 million Revolving Credit Facility (the “Revolving Credit Facility”). As more fully discussed below, our previous Term Loan in the original principal amount of $280.0 million, which was scheduled to mature on June 27, 2013, was repaid in full in October 2010 with a portion of the proceeds from the issuance and sale of the Notes.

At December 31, 2010, we had total debt of $347.8 million, full availability under our Revolving Credit Facility of $175.0 million, and cash on hand of $85.6 million. Debt outstanding consisted entirely of the non-current amount due under the Notes. As of December 31, 2010, we were in compliance with all covenants set forth in the indenture governing the Notes and the credit agreement governing the Revolving Credit Facility.

Repayment of Term Loan

On October 5, 2010, TPC Group LLC used $268.8 million of the total net proceeds from the issuance and sale of the Notes to repay all outstanding indebtedness under its Term Loan and terminated the Term Loan. As a result of the repayment of the Term Loan, the remaining unamortized debt issuance costs of $3.0 million were charged to interest expense.

Issuance and sale of 8 1/4% Senior Secured Notes

On October 5, 2010, TPC Group LLC issued and sold the Notes with an aggregate principal amount of $350.0 million. The Notes are jointly and severally guaranteed (the “Guarantees”) initially by all of TPC Group LLC’s material domestic subsidiaries (the “Guarantors”). The Notes and the Guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Notes and Guarantees have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. We intend to register the Notes in accordance with the Registration Rights Agreement more fully discussed below.

The purchase price for the Notes and Guarantees was 99.35% of their principal amount. The net proceeds from the issuance of the Notes were $339.0 million after the discount from par of $2.3 million, the underwriter discount of $7.0 million and other directly related fees and costs of $1.7 million. From the total net proceeds, $268.8 million were used on October 5, 2010 to repay the outstanding Term Loan indebtedness, as discussed above, and the remaining $70.2 million, was designated to partially fund a $130.0 million distribution by TPC Group LLC to TPC Group Inc. Of the total $130.0 million distribution, $61.4 million was utilized on December 30, 2010 to fund the purchase of shares of TPC Group Inc. common stock in accordance with the tender offer and $30.0 million was approved by our Board of Directors on March 1, 2011 to be utilized in a stock repurchase program, both more fully discussed below. We intend to use the remainder of the $130.0 million distribution for general corporate purposes, which may include dividends, additional stock purchases or other returns of capital to the Company’s stockholders. Any possible future dividends or stock purchases by us will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

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

The Notes mature on October 1, 2017. Interest on the Notes will accrue at a rate of 8 1/4% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, with the first interest payment due on April 1, 2011.

The Notes are redeemable, in whole or in part, at any time on or after October 1, 2013 at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period commencing on October 1 of the years set forth below:

Period	Redemption Price
2013	106.1880%
2014	104.1250%
2015	102.0630%
2016 and thereafter	100.0000%

Prior to October 1, 2013, TPC Group LLC may redeem up to 10% of the initial aggregate principal amount of the Notes in any twelve-month period at a price equal to 103% of the aggregate principal amount thereof plus any accrued and unpaid interest thereon, if any. TPC Group LLC also may redeem any of the Notes at any time prior to October 1, 2013 at a price equal to 100% of the principal amount plus a make-whole premium plus accrued and unpaid interest thereon, if any.

At any time (which may be more than once) before October 1, 2013, TPC Group LLC may redeem up to 35% of the aggregate principal amount of Notes with proceeds that TPC Group Inc. may raise from one or more equity offerings, as long as:

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

The Indenture contains covenants that, among other things, limit TPC Group LLC’s ability and the ability of its restricted subsidiaries to:

•	pay dividends or distributions, purchase equity, prepay subordinated debt or make certain investments;

•	incur additional debt or issue certain disqualified stock and preferred stock;

•	incur additional liens on assets;

•	merge or consolidate with another company or sell all or substantially all assets;

•	enter into transactions with affiliates; and

•	allow to exist certain restrictions on the ability of the Guarantors to pay dividends or make other payments to TPC Group LLC.

Upon an Event of Default (as defined in the Indenture), the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the entire principal of all the Notes to be due and payable immediately.

On October 5, 2010, TPC Group LLC and the Guarantors entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers of the Notes. Pursuant to the Registration Rights Agreement, TPC Group LLC and the Guarantors will use commercially reasonable efforts to register notes having substantially identical terms as the Notes under the Securities Act as part of an offer to exchange freely tradable exchange notes for the Notes. TPC Group LLC and the Guarantors will use commercially reasonable efforts to cause the exchange offer to be completed, or if required, to have a shelf registration statement declared effective relating to resale of the Notes. TPC Group LLC will be obligated to pay additional interest on the Notes if it does not complete the exchange offer within 300 days after the October 5, 2010 issue date or, if required to file a shelf registration statement, the shelf registration statement is not declared effective within 300 days after the issue date or 180 days after the filing is requested by an initial purchaser, as applicable.

Revolving Credit Facility

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

Amounts borrowed under the Revolving Credit Facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit agreement governing the Revolving Credit Facility) plus 3.00% to 3.75%, or (b) the base rate (as described below) plus 2.00% to 2.75%, in each case depending on the ratio of our consolidated debt to consolidated EBITDA (as defined in the credit agreement governing the Revolving Credit Facility), with a lower leverage ratio resulting in lower rates. The base rate equals the highest of (i) the administrative agent’s prime lending rate, (ii) the Federal Funds Rate plus  1/2 of 1%, or (iii) the one-month Eurodollar Rate (as defined in the credit agreement governing the Revolving Credit Facility) plus 1%.

A commitment fee is payable on the unused portion of the Revolving Credit Facility in an amount equal to 0.50% per annum if average availability is less than 50% of the total commitments, or 0.75% per annum if average availability is 50% or more of the total commitments, in each case based on average availability during the previous fiscal quarter.

The Revolving Credit Facility is secured with a first priority lien on cash, accounts receivable, inventory and certain intangibles, and through cross-collateralization with the Notes, a second priority lien on all other assets, including fixed assets. The Revolving Credit Facility is guaranteed by all of the material domestic subsidiaries of TPC Group LLC and provides for customary events of default.

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

Purchase of shares

On November 8, 2010 the Company commenced a modified “Dutch auction” tender offer to purchase for cash shares of its common stock having an aggregate purchase price of no more than $130.0 million. The original offer expired on December 8, 2010 and, on December 9, 2010, the Company amended the offer to increase the price range and extend the expiration date to December 23, 2010. On December 30, 2010 the Company announced the final results of the tender offer in which the Company purchased 2,154,188 shares of its common stock at a price of $28.50 per share, for a total cost of $61.4 million. The shares purchased pursuant to the tender offer represented approximately 11.8% of the total number of shares issued and outstanding as of October 1, 2010. The purchase of the shares was funded with proceeds from the distribution from TPC Group LLC to TPC Group Inc. discussed above. The Company also incurred directly related fees and other costs of $1.1 million.

Stock Repurchase Program

On March 3, 2011, we announced that our Board of Directors approved a stock repurchase program for up to $30.0 million of the Company’s common stock. The purchases of common stock will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. Any purchased shares will be immediately retired. Any purchases by us will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

Sources and uses of cash

Our primary source of liquidity is cash flow generated from our operating activities, borrowing capacity under our Revolving Credit Facility and the remaining cash proceeds from our Notes offering. Our primary uses of cash are working capital, capital expenditures, contractual obligations, debt service and stock repurchases or dividends. We expect to have adequate liquidity to fund our liquidity requirements over the foreseeable future. This expectation is based, however, on estimates and assumptions regarding, among other things, our sales volumes, our feedstock purchase volumes, market prices for petrochemicals, capital and credit market conditions, and general industry and economic conditions. If one or more of these factors materially differs from our estimates, we may need to obtain additional financing to conduct our operations, which may not be available on acceptable terms or at all.

In fiscal 2010 and prior years, we financed our property and casualty insurance premiums through Flatiron Capital Corporation. The premiums were typically financed in July of each year for that particular fiscal year and the debt is amortized over 10-month periods; consequently, there was no liability on the balance sheet at June 30, 2010 and 2009. The amounts financed for fiscal 2010 and 2009 were $7.7 million and $5.9 million, respectively. As a result of the improved liquidity of the Company, we elected not to finance the premiums paid in July 2010.

The following table summarizes our changes in cash and cash equivalents for the three most recent fiscal years (in thousands):

	Six Months Ended December 31,		Year Ended June 30,
	2010	2009	2010	2009	2008
		(Unaudited)

Cash flows (used in) provided by:
Operating activities	$(24,982)	$(2,833)	$126,818	$50,197	$57,826
Investing activities	(13,151)	(4,570)	(14,400)	(16,128)	(156,313)
Financing activities	9,085	1,262	(4,364)	(28,096)	89,568

Change in cash and cash equivalents	$(29,048)	$(6,141)	$108,054	$5,973	$(8,919)

Operating activities

During the six months ended December 31, 2010 we had negative net cash flows from operations of $25.0 million. The primary components of the negative operating cash flows were increased investment in working capital of $53.8 million, prepayments that created long-term contractual assets of $14.1 million, deferred plant turnaround costs of $2.4 million, partially offset by net income of $12.1 million plus depreciation and other net non-cash expenses of $33.0 million. The increased investment in working capital consisted primarily of higher accounts receivable (see discussion of accounts receivable below). The contractual assets will be amortized over the three-year terms of the related contracts. The deferred turnaround costs, related primarily to turnaround projects at both our Houston and Baytown facilities, will be amortized until the next scheduled turnaround. Interest paid was $4.1 million and federal and state income tax payments totaled $2.0 million.

Accounts receivable were $177.1 million at December 31, 2010, compared to $116.4 million at June 30, 2010. Days of sales outstanding at December 31, 2010 was 33 days, which is consistent with the average over the past year, compared to 19 days at June 30, 2010. The low level of accounts receivable at June 30, 2010 reflected increased collection efforts near the end of fiscal 2010. Accounts receivable were more than 98% current at both December 31 and June 30, 2010.

Our inventory at December 31, 2010 of $89.3 million was $5.3 million lower than the $94.6 million at June 30, 2010. The decrease in inventory value reflected a 3% decline in physical inventory volumes, partially offset by a 1% increase in overall average cost per pound. The impact of the lower volume was $6.2 million and the impact of the higher average cost was $0.9 million.

In the six months ended December 31, 2009, we had negative net cash flows from operations of $2.8 million. The primary components of our negative operating cash flows were negative $45.7 million related to our increased investment in working capital, partially offset by net income of $12.1 million plus depreciation and other net non-cash expenses of $30.7 million. Net income for the six months ended December 31, 2009 included the business interruption insurance recovery of $17.1 million (pretax) (net of recovery expenses of $0.4 million).

In fiscal 2010, we generated positive net cash flows from operations of $126.8 million. The primary components of our operating cash flows were net income of $30.5 million (which included the net business interruption insurance recovery of $17.1 million) plus depreciation and other net non-cash expenses of $62.4 million and the federal income tax refund of $39.8 million, partially offset by plant turnaround costs of $5.3 million, which are deferred and amortized. Although the steady increase in cost of our raw materials and selling prices for our products required significantly higher net investment in working capital in fiscal 2010 compared to fiscal 2009, the net investment in accounts receivable, inventory and payables at June 30, 2010 was essentially equivalent to the net investment at June 30, 2009 as a result of timing of collections at the end of fiscal 2010 (see discussion of accounts receivable below). The federal tax refund represented the recovery of prior year taxes paid as a result of the carry-back of the fiscal 2009 net operating loss. The deferred turnaround costs related primarily to a major turnaround project completed at the Houston facility in the third quarter of fiscal 2010. Interest paid in fiscal 2010 was $17.3 million, and net federal and state tax refunds were $38.1 million.

Accounts receivable were $116.4 million at June 30, 2010, compared to $98.5 million at June 30, 2009. Days of sales outstanding at June 30, 2010 were 19 days, compared to 29 days at June 30, 2009, and our average over the 2010 fiscal year of approximately 30 days, as a result of increased collection efforts toward the end of the fiscal year.

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

Fiscal 2009 operating activities provided $50.2 million of positive net cash flows. The primary components of net cash flows from operations were a net loss of $22.8 million plus $58.7 million in depreciation and other net non-cash expenses, cash generated from reduced investment in working capital of $21.9 million, and cash outflows of $6.6 million for deferred turnaround costs. The reduced investment in working capital reflected a substantial reduction in the level of business activity at June 30, 2009 compared to June 30, 2008, as well as the impact on customer receivables and inventory carrying value of significantly lower selling prices and raw material costs, respectively. Deferred turnaround costs consisted primarily of two major turnaround projects completed at the Houston facility in the first and third quarters of fiscal 2009. Interest paid in fiscal 2009 was $15.8 million, and net federal and state tax refunds were $5.2 million. As a result of a fiscal 2008 net operating loss of $11.2 million, in fiscal 2009 we received a refund of fiscal 2008 estimated payments of $2.2 million and a refund of taxes paid in fiscal 2006 of $3.9 million through carry-back of the fiscal 2008 net operating loss.

Fiscal 2008 operating activities provided $57.8 million of positive net cash flows. The net cash flows primarily reflected positive cash flows from net income of $26.6 million, plus depreciation and other net non-cash expenses of $58.3 million, and negative cash flows of $15.3 million from increased investment in working capital and $10.6 million from deferred turnaround costs during the year. The increased investment in working capital reflected higher raw material costs and incremental raw materials and finished products inventories for our new Baytown plant, which started up in the first quarter of fiscal 2008. Interest paid in fiscal 2008 was $16.9 million, and net federal and state tax payments were $4.5 million. The net tax payments of $4.5 million reflected fiscal 2008 estimated federal payments and state payments of $5.6 million, partially offset by a refund of fiscal 2006 tax payments of $1.1 million from carry-back of a fiscal 2007 net operating loss of $3.2 million.

Investing activities

During the six months ended December 31, 2010 and 2009 we invested $13.2 million and $4.6 million, respectively, and during fiscal 2010 and 2009 we invested $14.4 million and $16.1 million, respectively, in the form of capital expenditures. The level of capital expenditures in these periods reflected baseline capital spending following completion of our major capital investment initiatives in early fiscal 2009 and the return to our baseline capital requirements within our disciplined approach to spending.

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

Financing activities

Net cash provided by financing activities for the six-months ended December 31, 2010 was $9.1 million, which consisted primarily of proceeds from the issuance and sale of the Notes of $347.7 million, offset by payments on the

Term Loan of $269.5 million, funds used to purchase shares and pay related fees and other costs in connection with the tender offer of $62.5 million and debt issuance costs primarily related to the issuance and sale of the Notes of $9.0 million.

For the comparable six-month period ended December 31, 2009, net cash provided by financing activities was $1.3 million, consisting of net inflows from borrowings to finance our insurance premiums of $2.6 million and borrowings under our Revolving Credit Facility of $0.4 million, partially offset by principal repayments on our Term Loan of $1.7 million.

During fiscal 2010, we had net outflows from financing activities of $4.4 million, consisting primarily of principal repayments on our Term Loan of $3.1 million and debt issuance costs of $4.6 million, partially offset by cash receipts from exercises of stock options of $3.0 million.

Fiscal 2009 net cash flows used for financing activities were $28.1 million. The primary components of the net outflow were net repayments on our Revolving Credit Facility of $21.8 million, repayments of Term Loan principal of $2.7 million and purchases of shares for $3.0 million.

Fiscal 2008 net cash flows provided by financing activities were $89.6 million. The primary inflows were the Term Loan financing of the $70.0 million payment made to Huntsman in November 2007 and $21.8 million of net borrowings on our Revolving Credit Facility, while the primary outflows were repayment of Term Loan principal of $2.6 million and purchases of shares for $0.3 million.

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

Contractual Obligations

The following table presents our contractual cash obligations at December 31, 2010 (in thousands):

	Payments Due By Year
	Total	2011	2012 - 2013	2014 - 2015	After 2015

8 1/4% Senior Secured Notes	$350,000	$—	$—	$—	$350,000
Interest on Senior Secured Notes [1]	202,125	28,875	57,750	57,750	57,750
Operating leases	42,429	15,489	14,034	3,099	9,807

	$594,554	$44,364	$71,784	$60,849	$417,557

[1]	Interest on the 8 1/4% Senior Secured Notes will be paid in arrears on April 1 and October 1 of each year commencing April 1, 2011 through the October 1, 2017 maturity date.

The above table does not include our long-term crude C4 feedstock purchase contracts, as those commitments generally cannot be estimated on a forward-looking basis because: (1) the amount we are obligated to purchase under these contracts is a percentage of volume of crude C4 produced by a particular supplier, which varies depending on the production methods utilized and the aggregate volume produced by the supplier; and (2) the price for this variable volume is based on certain commodity price indices which vary over time. Please see “Our efforts to obtain suitable quantities or qualities of raw material feedstock may not be successful, in which case our financial condition, results of operations and cash flows plans may be adversely affected” and “Volatility in the petrochemicals industry may result in reduced operating margins or operating losses” under Item 1A-Risk Factors above for more information on the variable nature of feedstock volumes and pricing. Our commitments under our long-term crude C4 feedstock purchase contracts are not subject to a specified maximum volume or cap, though as a practical matter the commitments are limited by the production capacity of the supplier. During the six-month transition period ended December 31, 2010, we obtained 89% of our crude C4 feedstocks under these long-term feedstock purchase contracts (excluding spot purchases and contracts with terms of less than one year), for aggregate expenditures of $552.7 million.

Off-Balance-Sheet Arrangements

We do not currently utilize any off-balance-sheet arrangements to enhance our liquidity and capital resource positions, or for any other purpose.

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we make certain estimates and assumptions about future events that could significantly affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of our accounting policies require the application of significant judgment by management to select the appropriate assumptions to determine these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, actual results may differ significantly from estimated results. We base our judgments on our historical experience, knowledge of the business and industry, advice from experts and consultants, business forecasts and other available information, as appropriate. Our significant accounting policies are more fully described in Note C to our Consolidated Financial Statements in Item 8 of this Transition Report on Form 10-K.

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

Based on our assessment of recoverability of the carrying cost of inventory at each balance sheet date, at the end of both the first and second quarters of fiscal 2009 and the end of first quarter of fiscal 2010 we concluded that the carrying value of certain of our product line inventories would not likely be recovered. Consequently, we recorded lower-of-cost-or-market adjustments at September 30, 2008, December 31, 2008 and September 30, 2009 to reflect losses in net realizable value of such inventory in the amounts of $9.4 million, $11.6 million and $1.2 million, respectively. The assumptions used to determine the amounts of the lower-of-cost-or-market adjustments recorded considered relevant factors, including projected movement in commodity price indices, projected selling prices, customer demand and seasonality. The lower-of-cost-or-market adjustment at September 30, 2008 consisted primarily of losses in value of our fuel-related products; the adjustment at December 31, 2008 consisted primarily of losses in value of butadiene; and the adjustment at September 30, 2009 consisted of losses in value of fuel-related products. A 10% increase or decrease in selling prices for raffinates and MTBE (fuel-related products) at September 30, 2008 would have reduced or increased the lower-of-cost-or-market adjustment by $3.0 million. A 10% increase or decrease in selling prices for butadiene and MTBE at December 31, 2008 would have reduced or increased the lower-of-cost-or-market adjustment by $1.4 million. At September 30, 2009, a 10% increase in selling prices for fuel related products would have eliminated the lower-or-cost-or-market adjustment and a 10% decrease would have increased the lower-of-cost-or-market adjustment by $1.7 million. At December 31, 2010, we concluded that the carrying cost of our inventory was fully recoverable and no lower-of-cost-or-market adjustment was considered necessary.

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

Intangible Assets

Our intangible assets include patents and technology licenses. Patents are amortized using the straight-line method over useful lives. Our technology licenses have no legal, regulatory, contractual, competitive, economic, or other factors that would limit their useful lives. Consequently, we have determined their useful lives to be indefinite. The technology licenses, which have an aggregate book value of $5.5 million as of December 31, 2010, are assessed annually during the fourth quarter of each fiscal year for impairment, including for the six-month transition period ended December 31, 2010 (see Impairment below).

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

Our policy is to assess both our indefinite life intangible assets and our long-lived assets for impairment during the quarter ending June 30 of each year, or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During fiscal 2009, we considered the impact of the downturn in the economy and the decrease in demand and pricing for our products as a temporary condition that did not have a significant negative impact on our estimated long-term cash flows. Consequently, we did not perform impairment testing on our long-lived assets prior to June 2009. Although our June 2009 impairment test did not indicate any impairment of our indefinite life intangible assets or long-lived asset groups, based on circumstances specific to an idled manufacturing unit, in the fourth quarter of fiscal 2009 we recognized an impairment with respect to that unit in the amount of $6.0 million. Our impairment tests completed during the quarter ended June 30,2010 did not indicate any impairment of our indefinite life intangible assets or long-lived asset groups. During the six months ended December 31, 2010 no events or changes in circumstances occurred indicating that the carrying amount of these assets may not be recoverable.

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

Revenue recognition

We recognize revenue from sales of products in the period when title and risk of loss transfer to the customer. Under certain contractual arrangements with a small number of customers, primarily related to butadiene, we invoice the customer prior to when title and risk of loss transfer to the customer. When these invoices are issued to the customer, typically at month-end, we record a customer receivable with an offsetting credit to deferred revenue. The customer will settle the liability based on credit terms independent of when the product actually ships. Deferred revenue is subsequently recognized as revenue at the time title and risk of loss transfer to the customer. The time lag between invoicing and shipping product for these deferred revenue transactions depends on when the customer has nominated delivery, which is normally the following month and seldom extends beyond two months. Products to be delivered under these deferred revenue arrangements remains in inventory until title and risk of loss transfer to the customer. The balance of deferred revenue can fluctuate significantly from period to period depending on the volume and pricing of the inventory and the timing of the customer’s needs.

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

Stock-Based Compensation

We account for share-based compensation payments in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). All share-based payments to employees and non-employee directors, including grants of stock options, restricted stock, restricted stock units, and performance-based share awards (“PSAs”) are recognized in our financial statements based on their respective grant date fair values. Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We utilize the Black-Scholes option-pricing model to determine the grant date fair value of our stock option awards, which involves a number of assumptions, including volatility, expected life, risk-free interest rate and expected dividends.

The fair value of our restricted stock and restricted stock units is based on the quoted market price of our stock on the date of the grant.

The fair value of our PSAs is based on the quoted market price of our common stock at the date of grant; however, the ultimate awards are contingent on the Company’s achievement of a stipulated return on invested capital as compared to the Company’s weighted average cost of capital over a specified three-year period. We record expense associated with the PSAs on a straight-line basis over the vesting period and adjust the amount of expense recognized prospectively based upon quarterly projections of performance over the remainder of the vesting period.

Benefit Plans

We sponsor a noncontributory defined benefit pension plan for approximately 100 union-represented employees at our Port Neches facility. The actuarial determination of the projected benefit obligation and related benefit expense requires certain assumptions, including discount rate, expected return on plan assets, rate of future compensation increases and mortality rates. These assumptions require considerable judgment and can have a significant impact on the amount of the obligation and periodic expense recognized.

Recent Accounting Pronouncements

There are no recent accounting pronouncements which we have not adopted as of December 31, 2010 that will impact future financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On October 5, 2010, we repaid the entire amount of our variable rate Term Loan with proceeds from the issuance and sale of $350.0 million of fixed 8 1/4% Senior Secured Notes. Although we had no borrowings outstanding under our Revolving Credit Facility at December 31, 2010, we will be impacted by changes in floating interest rates regarding any future borrowings under the Revolving Credit Facility. The interest rate we pay under the Revolving Credit Facility is a prime lending rate plus a spread or a LIBOR-based rate plus a spread, whichever we select.

Commodity Swaps

During the second quarter of fiscal 2009, we entered into a series of commodity swaps to mitigate risk of loss on our fuel-related products inventory. The swaps matured at various dates through December 2008, resulting in aggregate net realized gains of $3.6 million, reflected in cost of sales, in fiscal 2009. During the first quarter of fiscal 2010, we entered into a series of commodity swaps also to mitigate risk on our fuel-related products inventory. All of the commodity swaps matured by December 31, 2009, and the resulting aggregate net realized losses of $0.7 million are reflected in cost of sales in fiscal 2010. Although we were not party to any commodity swaps during the six-month transition period ended December 31, 2010, we may enter into such arrangements in the future to mitigate the risk of loss due to declining prices of our inventory.

Purchase and Sales Contract Risk

None of our contractual arrangements insulates us completely from the impact of volatility in commodity prices. This volatility generally benefits us as prices for our products rise and negatively impacts us as prices fall. Some products, such as raffinates, can be subject to seasonal variations in demand that can result in slow inventory turnover during identifiable periods. Our strategy to mitigate such risk is to manage inventory at minimum levels required to service our customers whenever possible.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

TPC Group Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of TPC Group Inc. and Subsidiaries (the “Company”) as of December 31, 2010, June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the six months ended December 31, 2010 and each of the three fiscal years in the period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TPC Group Inc. and its subsidiaries as of December 31, 2010, June 30, 2010 and 2009 and the results of their operations and their cash flows for the six months ended December 31, 2010 and each of the three fiscal years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Houston, Texas

March 11, 2011

TPC Group Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2010	June 30,
		2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$85,594	$114,642	$6,588
Trade accounts receivable	177,065	116,407	98,515
Inventories	89,264	94,607	36,884
Other current assets	24,131	21,303	20,264

Total current assets	376,054	346,959	162,251

Property, plant and equipment, net	484,492	491,082	516,377
Investment in limited partnership	2,733	2,661	2,782
Intangible assets, net	5,953	5,974	6,018
Other assets, net	42,946	24,775	22,415

Total assets	$912,178	$871,451	$709,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$150,026	$156,348	$86,731
Accrued liabilities	30,870	21,351	19,241
Current portion of long-term debt	—	19,049	2,715

Total current liabilities	180,896	196,748	108,687

Long-term debt	347,786	250,421	269,855
Deferred income taxes	117,874	111,432	52,090

Total liabilities	646,556	558,601	430,632

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 authorized and 16,379,803, 18,433,043 and 17,863,030 shares issued and 16,202,458, 18,255,698 and 17,685,685 shares outstanding at December 31, 2010, June 30, 2010 and 2009, respectively	164	184	179
Additional paid-in capital	175,376	196,289	193,102
Accumulated earnings	93,330	120,401	89,860
Accumulated other comprehensive income	71	(705)	(611)
Treasury stock at cost, 177,345 shares	(3,319)	(3,319)	(3,319)

Stockholders’ equity	265,622	312,850	279,211

Total liabilities and stockholders’ equity	$912,178	$871,451	$709,843

The accompanying notes are an integral part of these consolidated financial statements.

TPC Group Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Six Months Ended December 31,		Fiscal Year Ended June 30,
	2010	2009	2010	2009	2008

		(Unaudited)
Revenue	$985,505	$755,925	$1,688,484	$1,376,874	$2,016,198
Cost of sales	855,043	649,169	1,444,156	1,194,173	1,752,191

	130,462	106,756	244,328	182,701	264,007

Operating expenses	67,068	65,009	133,181	132,268	131,191
General and administrative expenses	12,735	13,289	29,840	32,769	36,667
Depreciation and amortization	19,762	20,117	39,769	41,899	35,944
Asset impairment	—	—	—	5,987	—
Loss on sale of assets	—	—	—	—	1,092
Business interruption insurance recoveries	—	(17,051)	(17,051)	(10,000)	—
Unauthorized freight (recoveries) payments	—	—	—	(4,694)	499

Income (loss) from operations	30,897	25,392	58,589	(15,528)	58,614

Other (income) expense:
Interest expense	11,484	7,495	15,062	16,836	19,045
Write-off term loan debt issuance cost	2,959	—	—	—	—
Interest income	(73)	(1)	(55)	(20)	(177)
Unrealized (gain) loss on derivatives	—	(1,372)	(3,464)	3,710	(99)
Other, net	(780)	(1,047)	(2,287)	(1,623)	(1,394)

	13,590	5,075	9,256	18,903	17,375

Income (loss) before income taxes	17,307	20,317	49,333	(34,431)	41,239
Income tax expense (benefit)	5,242	8,238	18,792	(11,653)	14,615

Net income (loss)	$12,065	$12,079	$30,541	$(22,778)	$26,624

Earnings per share:
Basic	$0.66	$0.68	$1.70	$(1.29)	$1.51

Diluted	$0.66	$0.68	$1.70	$(1.29)	$1.47

Weighted average shares outstanding:
Basic	18,258	17,880	17,928	17,714	17,588
Diluted	18,320	17,880	17,930	17,714	18,073

The accompanying notes are an integral part of these consolidated financial statements.

TPC Group Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Treasury Stock at Cost	Total Stockholders’ Equity
	Common Stock			Accumulated Earnings
	Shares	Amount
Balances - June 30, 2007	17,327	$173	$179,651	$86,014	$(54)	$—	$265,784
Net loss	—	—	—	26,624	—	—	26,624
Change in funded status of defined benefit plan, net of tax benefit of $82	—	—	—	—	(152)	—	(152)

Comprehensive loss							26,472

Exercise of stock options	15	—	173	—	—	—	173
Stock purchased by company	(10)	—	—	—	—	(300)	(300)
Vesting of restricted stock	256	3	(3)	—	—	—	—
Stock compensation expense	—	—	6,494	—	—	—	6,494
Tax benefit windfall from share-based compensation arrangements	—	—	840	—	—	—	840

Balances - June 30, 2008	17,588	176	187,155	112,638	(206)	(300)	299,463

Net loss	—	—	—	(22,778)	—	—	(22,778)
Change in funded status of defined benefit plan, net of tax benefit of $218	—	—	—	—	(405)	—	(405)

Comprehensive loss							(23,183)

Exercise of stock options	3	—	47	—	—	—	47
Stock purchased by company	(167)	—	—	—	—	(3,019)	(3,019)
Vesting of restricted stock	262	3	(3)	—	—	—	—
Stock compensation expense	—	—	6,311	—	—	—	6,311
Tax benefit shortfall from share-based compensation arrangements	—	—	(576)	—	—	—	(576)
Tax benefit windfall from share-based compensation arrangements	—	—	168	—	—	—	168

Balances - June 30, 2009	17,686	179	193,102	89,860	(611)	(3,319)	279,211

Net income	—	—	—	30,541	—	—	30,541
Change in funded status of defined benefit plan, net of tax benefit of $51	—	—	—	—	(94)	—	(94)

Comprehensive income							30,447

Exercise of stock options	298	3	3,017	—	—	—	3,020
Vesting of restricted stock	272	2	(2)	—	—	—	—
Stock compensation expense	—	—	1,186	—	—	—	1,186
Tax benefit shortfall from share-based compensation arrangements	—	—	(1,351)	—	—	—	(1,351)
Tax benefit windfall from share-based compensation arrangements	—	—	337	—	—	—	337

Balances - June 30, 2010	18,256	184	196,289	120,401	(705)	(3,319)	312,850

Net income	—	—	—	12,065	—	—	12,065
Change in funded status of defined benefit plan, net of tax expense of $(418)	—	—	—	—	776	—	776

Comprehensive income							12,841

Exercise of stock options	83	1	1,747	—	—	—	1,748
Stock purchased and retired by company	(2,154)	(21)	(23,308)	(39,136)	—	—	(62,465)
Vesting of restricted stock	18	—	—	—	—		—
Stock compensation expense	—	—	700	—	—	—	700
Tax benefit shortfall from share-based compensation arrangements	—	—	(588)	—	—	—	(588)
Tax benefit windfall from share-based compensation arrangements	—	—	536	—	—	—	536

Balances - December 31, 2010	16,203	$164	$175,376	$93,330	$71	$(3,319)	$265,622

The accompanying notes are an integral part of these consolidated financial statements.

TPC Group Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended December 31,		Fiscal Year Ended June 30,
	2010	2009	2010	2009	2008
		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$12,065	$12,079	$30,541	$(22,778)	$26,624
Adjustments to reconcile net income (loss) to cash flows (used in) provided by operating activities:
Depreciation and amortization	19,762	20,117	39,769	41,899	35,944
Turnaround amortization	2,430	2,632	5,032	4,307	2,432
Provision for bad debt expense	—	132	132	—	—
Asset impairment	—	—	—	5,987	—
Loss on sale of assets	—	—	—	—	1,092
Amortization of debt issuance costs	4,685	768	1,782	1,355	1,134
Deferred income taxes	5,153	8,072	57,676	(4,968)	11,343
Non-cash stock compensation expense	700	631	1,186	6,311	6,494
Tax benefit shortfall from share-based compensation arrangements	(588)	—	(1,351)	(576)	—
Tax benefit windfall from share-based compensation arrangements	(536)	—	(337)	(168)	(840)
Unrealized (gain) loss on derivatives	—	(1,372)	(3,464)	3,710	(99)
Earnings from joint venture	(473)	(846)	(1,406)	(1,259)	(1,204)
Distributions received from joint venture	400	653	1,528	900	964
Changes in assets and liabilities:
Trade accounts receivable	(60,658)	(40,394)	(18,024)	101,932	(38,845)
Inventories	5,343	(36,503)	(57,723)	65,579	(18,503)
Accounts payable	(6,322)	29,644	69,615	(131,840)	35,241
Other assets and liabilities, net	(6,943)	1,554	1,862	(20,194)	(3,951)

Net cash (used in) provided by operating activities	(24,982)	(2,833)	126,818	50,197	57,826

Cash flows from investing activities:
Capital expenditures	(13,151)	(4,570)	(14,400)	(16,128)	(87,783)
Purchase of business assets	—	—	—	—	(70,000)
Proceeds from sale of assets	—	—	—	—	1,470

Net cash used in investing activities	(13,151)	(4,570)	(14,400)	(16,128)	(156,313)

Cash flows from financing activities:
Proceeds from Term Loan borrowings	—	—	—	—	70,000
Proceeds from issuance of 8 1/4% Senior Secured Notes	347,725	—	—	—	—
Repayments on Term Loan	(269,470)	(1,747)	(3,100)	(2,744)	(2,595)
Net proceeds from (payments on) Revolving Credit Facility borrowings	—	400	—	(21,800)	21,800
Proceeds from insurance debt	—	7,669	7,669	5,922	6,428
Payments on insurance debt	—	(5,060)	(7,669)	(5,922)	(6,428)
Debt issuance costs	(8,989)	—	(4,621)	(748)	(350)
Exercise of stock options	1,748	—	3,020	47	173
Tax benefit windfall from share-based compensation arrangements	536	—	337	168	840
Repurchase of common stock	(62,465)	—	—	(3,019)	(300)

Net cash provided by (used in) financing activities	9,085	1,262	(4,364)	(28,096)	89,568

(Decrease) increase in cash and cash equivalents	(29,048)	(6,141)	108,054	5,973	(8,919)
Cash and cash equivalents, beginning of period	114,642	6,588	6,588	615	9,534

Cash and cash equivalents, end of period	$85,594	$447	$114,642	$6,588	$615

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

2.	Fiscal Year-End Change

On July 15, 2010, our Board of Directors approved a change in our fiscal year-end from June 30 to December 31, with the change to the calendar year reporting cycle beginning January 1, 2011. Consequently, we are filing this Transition Report on Form 10-K for the six-month transition period ended December 31, 2010. The intent of the change was to align the reporting of our financial results more closely with our peers and to better synchronize our management processes and business cycles with those of our suppliers and customers. References in this report to fiscal 2010, 2009 and 2008 indicate the twelve month periods ended June 30, 2010, 2009 and 2008, respectively. Financial information in these notes with respect to the six months ended December 31, 2009 is unaudited.

3.	Business Segments

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

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. The reclassifications had no impact on equity, net income or cash flows.

2.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include impairment considerations, allowance for doubtful accounts, inventory valuation, pension plan assumptions, environmental and litigation reserves and provision for income taxes. Actual results could differ from those estimates.

3.	Cash and Cash Equivalents

Cash and cash equivalents includes amounts on deposit with banks, cash invested temporarily in investments with original maturities of three months or less, and cash on hand. We maintain cash balances that are insured by the Federal Deposit Insurance Corporation (“FDIC”). On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. At December 31, 2010, our only interest-bearing account had a cash balance $1.5 million in excess of the $0.25 million FDIC insured limit for interest bearing accounts; however our deposit is with a major bank and we have not experienced any losses in such account. Additionally, as of December 31, 2010 we had $81.8 million in short term money market investments in a major foreign bank which subsequently matured, and the invested funds were returned to us with interest on January 3, 2011. We believe that the likelihood of any loss of cash and cash equivalents is remote and that we are not exposed to any significant credit risk on cash and cash equivalents.

4.	Accounts Receivable

We extend credit to our customers in the normal course of business and generally do not require collateral for accounts receivable. We perform ongoing credit evaluations of our customers and, in some instances, require letters of credit or additional guarantees in support of contracted amounts. We review the collectability of receivables and use the allowance method to record bad debt expense for amounts that we believe may be uncollectible. We believe no allowance was necessary as of December 31, 2010, and June 30, 2010 and 2009. Write-offs are recorded at the time a customer receivable is deemed uncollectible. There were no write-offs for any period presented except for $0.1 million in fiscal 2010.

5.	Inventories

Inventories consist of raw materials and finished goods and are valued at the lower of average cost or market. Costs include raw materials, labor and applicable manufacturing overhead. We may enter into product exchange

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

agreements with suppliers and customers for raw materials and finished goods. Exchange balances due to or from exchange partners are recorded in inventory at the lower of average cost or market. At December 31, 2010 and June 30, 2010 and 2009, we had exchange receivable positions of $0.1 million, $1.6 million and $0.2 million, respectively, and exchange payable positions of $0.0 million, $0.0 million and $0.2 million, respectively.

6.	Investment in Limited Partnership

We have a 50% limited partnership interest in Hollywood/Texas Petrochemicals LP. We and Kirby Inland Marine, Inc. formed this limited partnership to operate four barges capable of transporting chemicals. As the limited partner, we account for this investment under the equity method and report our portion of the limited partnership’s net income as other income in the accompanying Consolidated Statements of Operations.

7.	Property, Plant and Equipment

Property, plant and equipment are stated at depreciated historical cost. Depreciation of property, plant and equipment is computed using the straight-line method over estimated useful lives ranging from five to forty-five years for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs and minor renewals are charged to expense as incurred while major improvements, renewals and betterments are capitalized. Interest is capitalized on long-term construction projects using the Company’s internal cost of debt rate. Upon retirement or sale of an asset, the asset cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in results of operations.

8.	Intangible Assets

Our intangible assets include patents and technology licenses. Patents are amortized using the straight-line method over their useful lives. Our technology licenses have no legal, regulatory, contractual, competitive, economic, or other factors that would limit their useful lives; consequently, we have determined their useful lives to be indefinite.

9.	Impairment

We follow Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, Intangibles – Goodwill and Other, regarding impairment of our indefinite life intangible assets (technology licenses) and FASB ASC 360, Property, Plant, and Equipment, regarding impairment of our other long-lived assets (property, plant and equipment and patents). Our policy is to assess both our indefinite life intangible assets and our other long-lived assets for impairment in the quarter ending June 30 of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During the six months ended December 31, 2010 no events or changes in circumstances occurred indicating that the carrying amount of these assets may not be recoverable which otherwise would require an impairment assessment as of December 31, 2010.

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

Although our June 2009 impairment test did not indicate any impairment of our indefinite life intangible assets or long-lived asset groups, based on circumstances specific to an idled manufacturing unit, in the fourth quarter of 2009 we recognized an impairment with respect to that unit – see Note E for further discussion.

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The amounts of deferred turnaround costs recorded on the balance sheet in other assets at December 31, 2010, and June 30, 2010 and 2009 were $11.7 million, $11.6 million and $11.4 million, respectively. Amortization of deferred turnaround costs charged to operating expense for the six months ended December 31, 2010 and 2009 and fiscal years ended June 30, 2010, 2009 and 2008 were $2.4 million, $2.6 million, $5.0 million, $4.3 million and $2.4 million, respectively.

11.	Debt Issuance Costs

Direct costs incurred in connection with the issuance of long-term debt or modification of a credit facility, if the borrowing capacity of the new arrangement is greater than or equal to the borrowing capacity of the old arrangement, are deferred and amortized as interest expense over the term of the debt or credit facility. Deferred debt issuance costs are included in other assets on our Consolidated Balance Sheets.

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

We recognize interest and penalties related to uncertain tax positions taken or to be taken as part of income tax expense.

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	Stock Based Compensation

We account for share-based compensation payments in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). All share-based payments to employees and non-employee directors, including grants of stock options, restricted stock, restricted stock units, and performance-based share awards (“PSAs”) are recognized in our financial statements based on their respective grant date fair values. Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The expense recognized currently reflects an estimated forfeiture rate for unvested awards of 3%.

We utilize the Black-Scholes option-pricing model to determine the grant date fair value of our stock option awards, which involves a number of assumptions, including volatility, expected life, risk-free interest rate and expected dividends.

The fair value of our restricted stock and restricted stock units is based on the quoted market price of our stock on the date of the grant.

The fair value of our PSAs is based on the quoted market price of our common stock at the date of grant; however, the ultimate awards are contingent on the Company’s achievement of a stipulated return on invested capital as compared to the Company’s weighted average cost of capital over a specified three-year period. We record expense associated with the PSAs on a straight-line basis over the vesting period and adjust the amount of expense recognized prospectively based upon quarterly projections of performance over the remainder of the vesting period.

17.	Asset Retirement Obligations

We follow FASB ASC 410, Asset Retirement and Environmental Obligations, regarding accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset.

We have asset retirement obligations with respect to certain of our chemical processing assets due to various legal obligations to clean and/or dispose of various components of the chemical plants at the time they are retired. However, these components can be used for extended and indeterminate periods of time as long as they are properly maintained and/or upgraded. It is our practice and current intent to maintain our chemical processing assets and continue making improvements to those assets based on technological advances. As a result, management believes that our facilities have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire chemical processing assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any component part of a chemical plant, an estimate of the cost of performing the retirement activities will be provided and a liability will be recorded for the fair value of that cost using established present value techniques. We did not record any asset retirement obligations related to the retirement of any component parts of our facilities as of December 31, 2010, June 30, 2010 and June 30, 2009.

18.	Capitalized Interest

Interest costs incurred during development and construction of certain long-term assets are capitalized as part of the cost of the assets. No interest costs were capitalized during the six months ended December 31, 2010 or fiscal 2010. Interest costs capitalized in fiscal 2009 and 2008 were $0.9 million and $2.4 million, respectively.

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

The carrying amounts for cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these instruments. For all Balance Sheet dates prior to December 31, 2010, our long-term debt consisted of the Term Loan, which was refinanced in October 2010 with proceeds from issuance and sale the 8 1/4% Senior Secured Notes. The Term Loan interest rates varied with prevailing market rates and, as such, the carrying amount approximated fair value. At December 31, 2010 our long-term debt consists of the fixed rate 8 1/4% Senior Secured Notes, which have a carrying amount of $347.8 million and a fair value of approximately $365.8 million.

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

FASB ASC 825, Financial Instruments, allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. We have not elected to measure any of our eligible financial assets and liabilities at fair value.

23.	Treasury Stock

We account for treasury stock under the cost method. As of December 31, 2010, we had a total of 177,345 shares of common stock held as treasury stock. During fiscal 2009 we acquired 167,000 shares at a cost of $3.0 million and during fiscal 2008 we acquired 10,345 shares at a cost of $0.3 million. No treasury shares were acquired during fiscal 2010 or during the six months ended December 31, 2010.

24.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, we determined there were no events, other than disclosure of the Stock Repurchase Program provided in Note H, which occurred subsequent to December 31, 2010 that should be disclosed or recognized in the financial statements.

25.	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As the update requires only enhanced disclosures we do not expect the adoption of this ASU to have a material impact on our financial statements.

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D – DETAIL OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Inventories, as of the dates presented, are as follows (in thousands):

	December 31, 2010	June 30,
		2010	2009

Finished goods	$46,813	$60,476	$24,913
Raw materials and chemical supplies	42,451	34,131	11,971

	$89,264	$94,607	$36,884

Other current assets, as of the dates presented, are as follows (in thousands):

	December 31, 2010	June 30,
		2010	2009

Prepaid expense and other	$7,900	$6,548	$7,164
Repair parts inventory	8,911	8,724	8,735
Deferred taxes, net	7,320	6,031	4,365

	$24,131	$21,303	$20,264

Property, plant and equipment, as of the dates presented, are as follows (in thousands):

	December 31, 2010	June 30,
		2010	2009

Land and land improvements	$41,803	$41,803	$41,803
Plant and equipment	585,431	582,660	573,911
Construction in progress	22,294	13,922	9,005
Other	18,478	16,485	15,755

	668,006	654,870	640,474
Less accumulated depreciation	183,514	163,788	124,097

	$484,492	$491,082	$516,377

Depreciation expense was $19.8 million and $20.1 million for the six months ended December 31, 2010 and 2009, respectively. For fiscal years 2010, 2009, and 2008 it was $39.8 million, $41.9 million, and $35.8 million, respectively.

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amounts attributable to our investment in Hollywood/Texas Petrochemicals LP are as follows (in thousands):

Balance at June 30, 2007	$2,184
Equity in Earnings	1,204
Distribution	(964)

Balance at June 30, 2008	2,424
Equity in Earnings	1,258
Distribution	(900)

Balance at June 30, 2009	2,782
Equity in Earnings	1,407
Distribution	(1,528)

Balance at June 30, 2010	2,661
Equity in Earnings	472
Distribution	(400)

Balance at December 31, 2010	$2,733

Intangible Assets

Changes in the carrying amount of our intangible assets, for the periods presented, are as follows (in thousands):

	Intangible assets	Accumulated amortization	Carrying value

Balance at June 30, 2007	$5,034	$(547)	$4,487
Nitgrogen oxide credits	58	—	58
Amortization	—	(102)	(102)
Write-off fully amortized Nitrogen oxide credits	(491)	491	—

Balance at June 30, 2008	4,601	(158)	4,443
Amortization	—	(44)	(44)
Technology license additions	1,619	—	1,619

Balance at June 30, 2009	6,220	(202)	6,018
Amortization	—	(44)	(44)

Balance at June 30, 2010	6,220	(246)	5,974
Amortization	—	(21)	(21)

Balance at December 31, 2010	$6,220	$(267)	$5,953

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The gross carrying amounts and accumulated amortization of intangible assets, as of the dates presented, are as follows (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value

June 30, 2009
Technology license	$5,499	$—	$5,499
Patents	721	(202)	519

	$6,220	$(202)	$6,018

June 30, 2010
Technology license	$5,499	$—	$5,499
Patents	721	(246)	475

	$6,220	$(246)	$5,974

December 31, 2010
Technology license	$5,499	$—	$5,499
Patents	721	(267)	454

	$6,220	$(267)	$5,953

Future estimated amortization expense for calendar years ending December 31, is as follows (in thousands):

2011	$44
2012	44
2013	44
2014	44
2015	44

Other assets, as of the dates presented, are as follows (in thousands):

	December 31, 2010	June 30,
		2010	2009

Debt issuance costs	$12,494	$8,130	$5,289
Deferred turnaround cost	11,651	11,636	11,370
Other deferred costs	18,801	5,009	5,756

	$42,946	$24,775	$22,415

During the six months ended December 31, 2010, debt issuance costs increased by $8.6 million due to costs incurred in connection with the October 5, 2010 issuance and sale of the $350.0 million 8 1/4% Senior Secured Notes due 2017 (the “Notes”), discussed in Note F, and were reduced by the write off of $3.0 of previously deferred costs related to the Term Loan, which was repaid in full with proceeds from the Notes. The $3.0 million related to the Term Loan was charged to interest expense. The costs incurred in connection with the Notes will be amortized over the seven-year term of the Notes.

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The increase in other deferred costs consists primarily of pre-payments that created long-term contractual assets, which will be amortized over the term of the related contracts.

Accrued liabilities, as of the dates presented, are as follows (in thousands):

	December 31, 2010	June 30,
		2010	2009

Accrued payroll and benefits	$6,123	$9,801	$7,009
Accrued freight	3,755	3,251	3,070
Accrued interest	7,166	1,435	854
State income tax	868	515	114
Property and sales tax	7,527	4,091	4,330
Deferred revenue	3,914	1,916	—
Fair value of derivative financial instruments	—	—	3,464
Other	1,517	342	400

	$30,870	$21,351	$19,241

NOTE E – DISCUSSION OF CERTAIN CONSOLIDATED STATEMENT OF OPERATIONS CAPTIONS

1.	Asset Impairment

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

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – DEBT

Outstanding debt is shown below as of the dates presented (in thousands):

	December 31, 2010	June 30,
		2010	2009

8 1/4% Senior Secured Notes	$350,000	$—	$—
Unamortized discount on Notes	(2,214)	—	—
Term Loan	—	269,470	272,570

	347,786	269,470	272,570
Less current portion of long-term debt	—	19,049	2,715

Total long-term debt	$347,786	$250,421	$269,855

Our financing arrangements consist principally of $350 million of 8 1/4% Senior Secured Notes due October 1, 2017 and a $175 million Revolving Credit Facility (the “Revolving Credit Facility”). The Notes, as discussed below, were issued and sold on October 5, 2010 and a portion of the proceeds were used to repay our Term Loan, which had an original principal amount of $280 million and was scheduled to mature on June 27, 2013.

At December 31, 2010, we had total debt of $347.8 million and full availability under our Revolving Credit Facility of $175.0 million. Debt outstanding consisted entirely of the non-current amount due under the Notes. As of December 31, 2010, we were in compliance with all covenants set forth in the indenture governing the Notes and the credit agreement governing the Revolving Credit Facility.

The average interest rates for the for six months ended December 31, 2010 and 2009 were 6.6% and 4.7%, respectively. The average interest rates for fiscal 2010, 2009, and 2008 were 4.8%, 5.3% and 7.2%, respectively.

On October 5, 2010, TPC Group LLC used $268.8 million from the total net proceeds from the issuance and sale of the Notes to repay and terminate the Term Loan. In conjunction with repayment of the Term Loan the remaining unamortized debt issuance costs of $3.0 million were charged to interest expense.

1.	8 1/4% Senior Secured Notes

Issuance and Sale of Senior Secured Notes

On October 5, 2010, TPC Group LLC issued and sold of $350.0 million aggregate principal amount of 8 1/4% Senior Secured Notes due 2017 (the “Notes”). The Notes are jointly and severally guaranteed (the “Guarantees”) initially by all of TPC Group LLC’s material domestic subsidiaries (the “Guarantors”). The Notes and the Guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Notes and Guarantees have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. We intend to register the Notes in accordance with the Registration Rights Agreement more fully discussed below.

The purchase price for the Notes and Guarantees was 99.35% of their principal amount. The net proceeds from the issuance of the Notes were $339.0 million after the discount from par of $2.3 million, the underwriter discount of $7.0 million and other directly related fees and costs of $1.7 million. From the total net proceeds, $268.8 million were used on October 5, 2010 to repay the outstanding Term Loan indebtedness, as discussed above, and the remaining $70.2 million was designated to partially fund a $130.0 million distribution by TPC Group LLC to TPC Group Inc. Of the total $130.0 million distribution, $61.4 million (excluding $1.1 million directly related fees and costs) was utilized on December 30, 2010 to fund the purchase of shares of TPC Group Inc. common stock in accordance with the

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tender offer and $30.0 million was approved by our Board of Directors on March 1, 2011 to be utilized in a stock repurchase program, both more fully discussed in Note H below. We intend to use the remainder of the $130.0 million distribution for general corporate purposes, which may include dividends, additional stock purchases or other returns of capital to the Company’s stockholders. Any possible future dividends or stock purchases by us will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

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

The Notes mature on October 1, 2017. Interest on the Notes will accrue at a rate of 8 1/4% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, with the first interest payment due on April 1, 2011.

The Notes are redeemable, in whole or in part, at any time on or after October 1, 2013 at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period commencing on October 1 of the years set forth below:

Period	Redemption Price
2013	106.1880%
2014	104.1250%
2015	102.0630%
2016 and thereafter	100.0000%

Prior to October 1, 2013, TPC Group LLC may redeem up to 10% of the initial aggregate principal amount of the Notes in any twelve-month period at a price equal to 103% of the aggregate principal amount thereof plus any accrued and unpaid interest thereon, if any. TPC Group LLC also may redeem any of the Notes at any time prior to October 1, 2013 at a price equal to 100% of the principal amount plus a make-whole premium (as defined in the Indenture) plus accrued and unpaid interest thereon, if any.

At any time (which may be more than once) before October 1, 2013, TPC Group LLC may redeem up to 35% of the aggregate principal amount of Notes with proceeds that TPC Group Inc. may raise from one or more equity offerings, as long as:

•	TPC Group LLC pays 108.25% of the face amount of the Notes, plus accrued and unpaid interest to the date of redemption:

•	TPC Group LLC redeems the Notes within 120 days of completing the equity offering; and

•	at least 65% of the aggregate principal amount of Notes issued remains outstanding after such redemption.

If a change of control occurs with respect to TPC Group LLC or TPC Group Inc., TPC Group LLC must give holders of the Notes the opportunity to sell TPC Group LLC their Notes at 101% of their face amount, plus accrued

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and unpaid interest.

The Indenture contains covenants that, among other things, limit TPC Group LLC’s ability and the ability of its restricted subsidiaries to:

•	pay dividends or distributions, purchase equity, prepay subordinated debt or make certain investments;

•	incur additional debt or issue certain disqualified stock and preferred stock;

•	incur additional liens on assets;

•	merge or consolidate with another company or sell all or substantially all assets;

•	enter into transactions with affiliates; and

•	allow to exist certain restrictions on the ability of the Guarantors to pay dividends or make other payments to TPC Group LLC.

Upon an Event of Default (as defined in the Indenture), the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the entire principal of all the Notes to be due and payable immediately. As of December 31, 2010 and at all times since its origination on October 5, 2010 we were in compliance with all Note covenants.

Registration Rights Agreement

On October 5, 2010, TPC Group LLC and the Guarantors entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers of the Notes. Pursuant to the Registration Rights Agreement, TPC Group LLC and the Guarantors will use commercially reasonable efforts to register notes having substantially identical terms as the Notes under the Securities Act as part of an offer to exchange freely tradable exchange notes for the Notes. TPC Group LLC and the Guarantors will use commercially reasonable efforts to cause the exchange offer to be completed, or if required, to have a shelf registration statement declared effective relating to resale of the Notes. TPC Group LLC will be obligated to pay additional interest on the Notes if it does not complete the exchange offer within 300 days after the October 5, 2010 issue date or, if required to file a shelf registration statement, the shelf registration statement is not declared effective within 300 days after the issue date or 180 days after the filing is requested by an initial purchaser, as applicable.

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

On September 22, 2010, we amended the Revolving Credit Facility to permit (i) the refinancing of the Term Loan through the sale of Notes discussed above, and (ii) subject to the terms of an Intercreditor Agreement, the existence of liens on TPC Group LLC’s property to secure the Notes. Other material terms of the Revolving Credit Facility, including the aggregate principal amount, interest rates and the maturity date, were not affected by the amendment and remain substantially the same. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2010.

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

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

per annum if average availability is less than 50% of the total commitments, or 0.75% per annum if average availability is 50% or more of the total commitments, in each case based on average availability during the previous fiscal quarter.

The Revolving Credit Facility is secured with a first priority lien on cash, accounts receivable, inventory and certain intangibles, and through cross-collateralization with the Notes, a second priority lien on all other assets, including fixed assets. The Revolving Credit Facility is guaranteed by all of the material domestic subsidiaries of TPC Group LLC and provides for customary events of default.

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

Although the Revolving Credit Facility restricts acquisitions, investments and the payment of dividends, respectively, acquisitions, investments and dividends are permitted, subject to restrictions under other indebtedness, if (a) pro forma current and average 90-day historical availability each exceed the greater of $50 million or 50% of the total commitments, or (b) pro forma projected, current and average 90-day historical availability each exceed the greater of $25 million or 25% of the total commitments and we meet a minimum consolidated fixed charge coverage ratio. Finally, the Revolving Credit Facility requires a minimum consolidated fixed charge coverage ratio should availability be less than the greater of $15 million or 15% of the total commitments. At all times during the six months ended and as of December 31, 2010 and at all times during fiscal periods ended and as of June 30, 2010 and 2009 we were in compliance with all covenants of the Revolving Credit Facility.

3.	Insurance Premium Financing

In fiscal 2010 and prior years, we financed our property and casualty insurance premiums through Flatiron Capital Corporation. The premiums were typically financed in July of each year for that particular fiscal year and the debt is amortized over 10-month periods; consequently, there was no liability on the balance sheet at June 30, 2010 and 2009. The amounts financed for fiscal 2010 and 2009 were $7.7 million and $5.9 million, respectively. As a result of the improved liquidity of the Company, we elected not to finance the premiums paid in July 2010.

NOTE G – FAIR VALUE AND DERIVATIVE FINANCIAL INSTRUMENTS

1.	Fair Value

Within the framework for measuring fair value, FASB ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

•	Level 3: Unobservable inputs, which include inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

The table below presents the balance of liabilities measured at fair value on a recurring basis as of the dates presented (in thousands):

	Significant other observable inputs (Level 2)
	December 31, 2010	June 30,
Description		2010	2009

Derivative liabilities	$—	$—	$3,464

The $3.5 million liability at June 30, 2009, measured on a recurring basis, related to the interest rate swap, which expired on June 30, 2010. The swap effectively fixed the interest rate on $135.0 million of our outstanding variable rate Term Loan at 3.406% plus a spread of 2.5% (total fixed rate of 5.906%). Since the interest rate swap was in a liability position at June 30, 2009, we evaluated risk of non-performance as a component of recorded value.

2.	Derivative Financial Instruments

The nature of our business involves market and financial risks. Specifically, we are exposed to commodity price risks and interest rate fluctuations on any outstanding borrowings under our Revolving Credit Facility. We have elected, from time to time, to manage commodity price risks and interest rate fluctuations with commodity swap, interest rate swap, and interest rate cap instruments. We have not previously designated any of our derivative instruments as hedges; consequently, changes in the fair values have been recognized in earnings in the period in which the changes occurred.

We were required under our previous Term Loan agreement to purchase interest rate protection by October 25, 2006, on at least $120.0 million of the Term Loan indebtedness for not less than three years. To satisfy this requirement, on October 18, 2006, we entered into a three year interest rate cap agreement for a one-time expense of approximately $0.3 million. The interest rate cap, which expired on October 31, 2009, provided protection on $120.0 million of our long-term debt if LIBOR exceeded 6.0%.

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

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

inventory. The swaps matured at various dates through December 2008, resulting in aggregate net realized gains of $3.6 million, reflected in cost of sales, in fiscal 2009.

We were not party to any derivative financial instruments at June 30, 2010 or at any time during the six months ended December 31, 2010. Consequently, we recognized no realized or unrealized gains or losses related to derivative financial instruments during the six months ended December 31, 2010.

The following table shows the location and fair value of our derivative financial instrument reported in the Consolidated Balance Sheets at June 30, 2009 (in thousands):

Description	Balance Sheet Location	Amount

Interest Rate Swap	Accrued liabilities	$3,464

The amount of all gains and losses recognized in income on derivatives not designated as hedging instruments were as follows for the fiscal years ended June 30 (in thousands):

	Location of (Gains) Losses Recognized
Description	in Income on Derivatives	2010	2009	2008

Interest Rate Cap	Unrealized (gain) loss on derivatives	$—	$22	$130
Interest Rate Swap	Unrealized (gain) loss on derivatives	(3,464)	3,688	(230)
	Interest expense	4,175	1,489	—
Commodity Swaps	Cost of sales	652	(3,641)	—

		$1,363	$1,558	$(100)

NOTE H – PURCHASE OF SHARES

1.	Tender Offer

On November 8, 2010 the Company commenced a modified “Dutch auction” tender offer to purchase for cash shares of its common stock having an aggregate purchase price of no more than $130 million. The original offer expired on December 8, 2010 and, on December 9, 2010, the Company amended the offer to increase the price range and extend the expiration date to December 23, 2010. On December 30, 2010 the Company announced the final results of the tender offer in which the Company purchased 2,154,188 shares of its common stock at a price of $28.50 per share, for a total cost of $61.4 million. The shares purchased pursuant to the tender offer represented approximately 11.8% of the total number of shares issued and outstanding as of October 1, 2010. The purchase of the shares was funded with proceeds from the distribution from TPC Group LLC to TPC Group Inc. discussed above. The Company also incurred directly related fees and other costs of $1.1 million.

The shares purchased in December 2010 in accordance with our tender offer were retired immediately and the cost to acquire the shares was allocated to Additional Paid-In Capital and Retained Earnings.

2.	Share Repurchase Program (subsequent event)

On March 3, 2011, we announced that our Board of Directors approved a stock repurchase program for up to $30.0 million of the Company’s common stock. The purchases of common stock will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

prior notice. Any purchased shares will be immediately retired. The purchase of any shares will be funded with proceeds from the distribution from TPC Group LLC to TPC Group Inc.

NOTE I – EARNINGS PER SHARE

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

Basic and diluted earnings per share are computed for the periods presented as follows (in thousands, except per share amounts):

	Six Months Ended
	December 31,		Fiscal Year Ended June 30,
	2010	2009	2010	2009	2008
		(Unaudited)

Basic earnings per share:
Net income (loss) available to common shareholders	$12,065	$12,079	$30,541	$(22,778)	$26,624

Weighted average common shares outstanding	18,258	17,880	17,928	17,714	17,588

Basic earnings per share	$0.66	$0.68	$1.70	$(1.29)	$1.51

Diluted earnings per share:
Net income (loss) available to common shareholders	$12,065	$12,079	$30,541	$(22,778)	$26,624

Weighted average common shares outstanding	18,258	17,880	17,928	17,714	17,588
Add: Common stock equivalents:
Stock options and restricted stock	62	—	2	—	485

Diluted weighted average common shares outstanding	18,320	17,880	17,930	17,714	18,073

Diluted earnings per share	$0.66	$0.68	$1.70	$(1.29)	$1.47

Anti-dilutive stock options not included in the calculation of common stock equivalents	11	1,166	246	1,467	215

Average grant price of stock options not included in calculation of common stock equivalents	$28.25	$17.37	$25.23	$18.24	$25.90

On December 30, 2010 we completed the purchase in a tender offer of 2,154,188 shares of our common stock at a cost of $28.50 per share. Had the shares been purchased at the beginning of the six months ended December 31, 2010, the impact would have been to increase diluted earnings per share by approximately $0.09. Because the purchase of the shares occurred on December 30, 2010 the impact on shares outstanding was minimal and resulted in no significant impact on earnings per share for the six months then ended. The Company has the authority to repurchase up to an additional $30.0 million of its common stock under its stock repurchase program, discussed in Note H above.

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE J – INCOME TAXES

Deferred tax assets and liabilities consist of tax effects of temporary differences and net operating loss and credit carry-forwards as shown below as of the dates presented (in thousands):

	December 31,	June 30,
	2010	2010	2009

Deferred tax assets:
Loss and credit carry-forwards	$2,768	$4,523	$47,859
Accrued and other expenses	4,953	4,524	4,712
Inventory	2,377	3,026	1,885
Derivative instruments	—	—	1,263
Debt conversion cost	2,130	2,556	4,269
Stock award plans	610	1,174	2,794
Investment in limited partnership	124	—	—
Deferred revenue	1,370	670	—

	14,332	16,473	62,782
Deferred tax liabilities:
Property, plant and equipment	(118,564)	(115,444)	(104,162)
Deferred turnaround costs	(4,391)	(4,140)	(4,046)
Prepaid expenses	(1,538)	(1,929)	(2,023)
Intangible assets	(393)	(330)	(202)
Investment in limited partnership	—	(31)	(74)

	(124,886)	(121,874)	(110,507)

Net deferred tax liability	$(110,554)	$(105,401)	$(47,725)

We file a consolidated federal tax return and state tax returns in Texas and Louisiana.

In August 2008, the Internal Revenue Service (IRS) completed an audit of tax years ended June 30, 2007 and 2006, and we have received a Form 4549 from the IRS confirming that there are no changes to the tax returns filed for those years or the amounts of taxes paid or refunded. We are subject to federal income tax examinations by the IRS for periods after June 30, 2007.

In March 2008, the Texas State Comptroller of Public Accounts completed a franchise tax audit for the period January 1, 2005 through December 31, 2007, and in July 2008 we received notification from the State of Texas that no additional taxes are due for this period. In October 2010 we were notified by the Texas State Comptroller of Public Accounts that in March 2011 they will perform a routine franchise tax audit through our fiscal year ended June 30, 2009.

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our income tax expense (benefit) is comprised of the following for the periods presented (in thousands):

	Six Months Ended
	December 31,		Fiscal Years Ended June 30,
	2010	2009	2010	2009	2008

Current:
Federal	$131	$(39,776)	$(38,402)	$(6,849)	$396
State	427	165	481	164	(48)
Deferred
Federal	4,626	47,849	56,297	(5,256)	14,035
State	58	—	416	288	232

Total expense (benefit) for income taxes	$5,242	$8,238	$18,792	$(11,653)	$14,615

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for this difference are as follows for the periods presented (in thousands):

	Six Months Ended
	December 31,		Fiscal Years Ended June 30,
	2010	2009	2010	2009	2008

Income (loss) before income taxes	$17,307	$20,317	$49,333	$(34,431)	$41,239

Statutory federal income tax rate	35%	35%	35%	35%	35%
Computed “expected” federal income tax (benefit)	6,057	7,111	17,267	(12,051)	14,434
Increase (decrease) in tax resulting from:
Credit for increasing research and development activities	(902)	—	—	—	—
Loss of domestic production deduction as a result of 2009 NOL carry-back	—	950	950	—	—
Domestic production deduction - current year	(229)	—	(123)	—	(29)
State tax, net of federal benefit	316	107	583	294	120
Other, net	—	70	115	104	90

Total income tax expense (benefit)	$5,242	$8,238	$18,792	$(11,653)	$14,615

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

Deferred taxes at June 30, 2009 included a deferred tax asset of $46.4 million, which was the tax effect of the fiscal 2009 net operating loss (NOL) carry-forward of $132.6 million. In December 2009, after we filed our fiscal 2009 federal tax return, we applied to carry back $124.3 million of the fiscal 2009 NOL to offset taxable income for fiscal years 2004, 2005 and 2006 and to receive a refund of federal income taxes paid in those years. In February 2010 we received a refund of taxes paid in fiscal 2004, 2005 and 2006 in the amount of $39.8 million. The remaining $8.3 million of the fiscal 2009 NOL was utilized to offset taxable income on the fiscal 2010 federal tax return, which was filed in February 2011.

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K – SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest and taxes, for the periods presented, are as follows (in thousands):

	Six Months Ended
	December 31,		Fiscal Year Ended June 30,
	2010	2009	2010	2009	2008

Interest payments, net	$4,088	$5,534	$17,322	$15,770	$16,865
Income tax payments (refunds), net	1,975	70	(38,148)	(5,162)	4,452

The income tax refund amount for fiscal 2010 includes the fiscal 2009 NOL carry-back refund of $39.8 million.

NOTE L – COMMITMENTS AND CONTINGENCIES

We lease tank cars, barges tug boats and other equipment under non-cancelable operating leases expiring on various dates through December 2017. The future minimum lease payments under non-cancelable operating leases, in excess of one year, at December 31, 2010 consist of the following (in thousands):

2011	$15,489
2012	9,249
2013	4,785
2014	1,708
2015	1,391
Thereafter	9,807

$42,429

Total rent expense was $6.1 million and $6.1 million for the six months ended December 31, 2010 and 2009, respectively, and $12.0 million, $12.8 million and $14.4 million for fiscal 2010, 2009 and 2008, respectively.

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

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

•	the federal Clean Water Act (“CWA”) and analogous state laws and regulations that impose detailed permit requirements and strict controls on discharges of waste water from our facilities; and

•

the federal Clean Air Act (“CAA”) and comparable state laws and regulations that impose obligations related to air emissions, including federal and state laws and regulations currently under development to address greenhouse gas (“GHG”) emissions.

In the ordinary course of business, we undertake frequent environmental inspections and monitoring and are subject to investigations by governmental enforcement authorities. In addition, our production facilities require a number of environmental permits and authorizations that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements or the discovery of releases of hazardous substances at or from our facilities could result in restrictions or prohibitions on plant operations, significant remedial expenditures, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict and/or joint and several liabilities. Moreover, changes in environmental regulations or the terms of our environmental permits could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

We are committed to establishing and maintaining compliance with applicable environmental, health, safety (including process safety) and security (“EHS&S”) legal requirements, and we have developed policies and management systems intended to identify the various EHS&S legal requirements applicable to our operations and facilities. We endeavor to enhance and assure compliance with applicable requirements, ensure the safety of our employees, contractors, community neighbors and customers, and minimize the generation of wastes, the emission of air contaminants and the discharge of pollutants. These EHS&S management systems also serve to foster efficiency and improvement and to reduce operating risks.

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

Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or operated by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal. These properties and the substances disposed or released on them may be subject to CERCLA,

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RCRA, and analogous state laws. Under such laws, we could liable for damages and could be required to remove previously disposed substances and wastes, or remediate contaminated property to prevent future contamination.

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

Permits and related compliance obligations under the CAA, as well as changes to state implementation plans for controlling air emissions in regional non-attainment areas, including the Houston-Galveston-Brazoria ozone non-attainment area, may require our operations to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies. For example, as part of our efforts to comply with rules changes related to the emissions of nitrogen oxides (“NOx”) from our facilities, we installed two new, low-NOx boilers at each of our Houston and Port Neches facilities in fiscal 2006 through 2008, for a total capital investment of approximately $40 million. Failure to comply with these emission control requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and enforcement actions. Our facilities may also be required to incur certain material capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

Legislative and regulatory measures to address concerns that emissions of carbon dioxide, methane and other certain gases—commonly referred to as GHGs, may be contributing to warming of the Earth’s atmosphere are in various phases of discussions or implementation at the international, national, regional and state levels. The petrochemical industry is a direct source of certain GHG emissions, namely carbon dioxide, and future restrictions on such emissions could impact our future operations. In the United States, federal legislation imposing restrictions on GHG is under consideration. In addition, EPA has promulgated a series of rulemakings and other actions intended to result in the regulation of GHGs as pollutants under the CAA. In April 2010, EPA promulgated final motor vehicle GHG emission standards, which apply to vehicle model years 2012 - 2016. EPA has taken the position that the motor vehicle GHG emission standards triggered CAA permitting requirements for certain affected stationary sources of GHG emissions beginning on January 2, 2011. In May 2010, EPA finalized the Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which phases in federal new source review and Title V permitting requirements for certain affected stationary sources of GHG emissions, beginning on January 2, 2011. These EPA rulemakings could affect our operations and ability to obtain air permits for new or modified facilities.

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Furthermore, in 2010, EPA regulations became effective that require monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements. The first emissions reports required under the new rule are due on or before March 31, 2011. Although this new rule does not control GHG emission levels from any facilities, it will cause us to incur monitoring and reporting costs.

Lastly, lawsuits have been filed seeking to require individual companies to reduce GHG emissions from their operations or to recover damages allegedly resulting from those emissions. These and other lawsuits relating to GHG emissions may result in decisions by state and federal courts or regulatory agencies that could impact our operations and ability to obtain certifications and permits to construct future projects.

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

Our business also could be negatively affected by physical changes in weather patterns. A loss of coastline in the vicinity of our facilities, which are located near the Gulf of Mexico, or an increase in severe weather patterns, could result in damages to or loss of our physical assets and/or a disruption of our supply and distribution channels. Changes of this nature could have a material adverse impact on our business. At this time, it is not possible to accurately project the effects of any such indirect impacts.

In addition to potential direct impacts on us, climate change legislation or regulation and/or physical changes or changes in weather patterns could affect entities that provide goods and services to us and indirectly have an adverse effect on our business as a result of increases in costs or availability of such goods and services. At this time it is not possible to accurately project the effects of any such indirect impacts.

In addition to the requirements imposed upon us by law, we also enter into other agreements from time to time with state and local environmental agencies either to avoid the risks of potential regulatory action against us or to implement improvements that exceed current legal requirements. To that end, we have entered into the following agreement that will require us to reduce our emissions of butadiene and other volatile organic compounds at our Houston facility:

•

In January 2009, we signed an Agreed Corrective Action Order (“ACAO”) with Texas Commission on Environmental Quality (TCEQ) related to our Houston facility. The ACAO was approved by the TCEQ Commissioners in April 2009 following a public agenda hearing. The ACAO obligates us to undertake a five-year, $20 million incremental spending program on projects designed to enhance environmental performance that would not normally have been done as part of routine maintenance at our Houston facility. We expect to implement the required measures and incur the incremental spending through a combination of (a) increases in our annual maintenance and capital expenditures throughout the five-year period and (b) additional expenditures in connection with our regularly scheduled turnarounds (typically occurring every three to four years). We expect to fund the incremental expenditures from our operations and/or from borrowings under our Revolving Credit Facility and do not expect the expenditures to have a material impact on our operations or liquidity. In the ACAO, we also commit to reduce emissions of volatile organic compounds from discrete emissions events at our Houston facility on a rolling twelve-month basis by more than thirty-five percent of annual pre-ACAO levels. We are currently in compliance with all requirements in the ACAO.

Chemical Product Safety Regulation. The products we make are subject to laws and regulations governing chemical product safety, including the federal Toxic Substances Control Act (“TSCA”) and chemical product safety laws in jurisdictions outside the United States where our products are distributed. The goal of TSCA is to prevent unreasonable risks of injury to health or the environment associated with the manufacture, processing, distribution in commerce, use or disposal of chemical substances. Under TSCA, the EPA has established reporting, record-keeping,

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

testing and control-related requirements for new and existing chemicals with which we must comply. In September 2009, EPA initiated a comprehensive approach to enhance the management of chemicals under TSCA and announced principles for strengthening US chemical management laws. Changes in chemicals management regulations or laws could impose additional regulatory burdens and costs on us and others in the industry. In December 2006, the European Union adopted a new regulatory framework concerning the Registration, Evaluation and Authorization of Chemicals (known as REACH), which became effective on June 1, 2007. One of its main objectives is the protection of human health and the environment. REACH requires manufacturers and importers to gather information on the properties of their substances that meet certain volume or toxicological criteria and register the information in a central database to be maintained by the European Chemical Agency in Finland. REACH also contains a mechanism for the progressive substitution of the most dangerous chemicals when suitable alternatives have been identified. We met the deadline of December 1, 2008 for the pre-registration of those chemicals manufactured in, or imported into, the European Economic Area in quantities of one metric ton or more that were not otherwise exempted. Complete registrations containing extensive data on the characteristics of the chemicals will be required in three phases, depending on production usage or tonnage imported per year, and the toxicological criteria of the chemicals. The first registrations are required in 2010; subsequent registrations are due in 2013 and 2018. The toxicological criteria considered for registration determinations are carcinogenicity, mutagenicity, reproductive toxicity (category 1 and 2), and aquatic toxicity. By June 1, 2011, companies are required to notify the European Chemicals Agency of products containing above 0.1 percent of substances of very high concern on the candidate list for authorization. By June 1, 2013, the European Commission will review whether substances with endocrine disruptive properties should be authorized if safer alternatives exist. By June 1, 2019, the European Commission will determine whether to extend the duty to warn from substances of very high concern to those that could be dangerous or unpleasant. We do not expect that the costs to comply with current chemical product safety requirements or REACH will be material to our operations or financial position. It is possible that other regions in which we operate could follow the European Union approach and adopt more stringent chemical product safety requirements.

Health and Safety Regulation. We are subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes, laws and regulations. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The Occupational Safety and Health Administration’s (“OSHA”) hazard communication standard, the EPA’s community right-to-know regulations under Title III of CERCLA and similar state laws require that we organize and/or disclose information about hazardous materials used or produced in our operations.

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

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE M – EMPLOYEE BENEFITS

1.	Retirement Plan

We sponsor a defined contribution plan that is available to all full-time employees after the first day of the month following their employment date. Employees can contribute up to 25% of their base compensation to a tax-deferred fund not to exceed $16,500 for 2010 and 2009 and $15,500 for 2008. We match at the rate of one dollar for each dollar contributed by the employee up to 5% of such employee’s base compensation and company contributions vest immediately. Our expense to match employee contributions during the six months ended December 31, 2010 and 2009 was $1.1 million and $1.0 million, respectively. Our expense to match employee contributions was $2.1 million, $2.0 million, and $2.1 million for fiscal 2010, 2009 and 2008, respectively. Additionally, we made discretionary quarterly contributions to the plan of $0.5 million, $0.5 million, $1.0 million, $0.5 million, and $0.9 million for the six months ended December 31, 2010 and 2009 and fiscal 2010, 2009 and 2008, respectively.

2.	Stock Compensation Plans

In December 2004, our stockholders approved the 2004 Stock Award Plan (the “2004 Plan”). In March 2006, we amended the 2004 Plan to authorize up to an additional 788,433 shares of common stock under the 2004 Plan. The 2004 Plan authorized 2,613,317 shares of our common stock in the form of 1,331,722 stock options and 1,281,595 restricted stock awards for issuance to certain of our directors, officers and employees. The stock option and restricted stock awards under the 2004 Plan vest in a period of five years or less. While the 2004 Plan expired on its own terms effective December 15, 2010 for purposes of new grants, certain awards remain in effect after the 2004 Plan’s expiration date, per the terms of the award agreements.

In November 2008, our stockholders approved the 2009 Long-Term Incentive Plan (the “2009 Plan”), which authorizes up to 1,125,000 shares of common stock for awards granted in whole or in part, in common stock, including rights or options which may be exercised for or settled in common stock. Awards under the 2009 Plan vest over a period of ten years or less, per the terms of the award agreements. The 2009 Plan expires on its own terms effective November 11, 2018 for purposes of new grants.

As of December 31, 2010, grants issued under the 2009 Plan consisted of Restricted Stock awards, Performance Unit awards and Restricted Stock Units. Restricted Stock awards are participating awards and vest over a period of one year or less. Performance Unit awards will cliff vest on December 31, 2012 and the number of shares to be issued will vary depending on the three year average return on invested capital ending on that date. Restricted Stock Units vest ratably over the calendar three years ending December 31, 2012.

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity under the 2004 Plan and 2009 Plan for the six months ended December 31, 2010 and fiscal 2010 and 2009 and the number of stock awards available and outstanding at December 31, 2010 and June 30, 2010 and 2009:

	2004 Stock Award Plan			2009 Long Term Incentive Plan
		Stock	Restricted		Performance	Restricted	Restricted
	Available	options	stock	Available	unit awards	stock units	stock

Balance at July 1, 2008	4	1,183,599	558,428	—	—	—	—
Shares authorized	—	—	—	1,125,000
Granted	—	—	—	—	—	—	—
Forfeited/cancelled	9,800	(8,500)	(1,300)	—	—	—	—
Exercised/vested	—	(3,000)	(261,730)	—	—	—	—

Balance at June 30, 2009	9,804	1,172,099	295,398	1,125,000	—	—	—
Granted	—	—	—	(190,823)	98,195	38,280	54,348
Forfeited/cancelled	658,230	(604,786)	(53,444)	—	—	—	—
Exercised/vested	—	(298,446)	(217,219)	—	—	—	—

Balance at June 30, 2010	668,034	268,867	24,735	934,177	98,195	38,280	54,348
Granted	—	—	—	(5,448)	—	—	5,448
Forfeited/cancelled	141,042	(139,042)	(2,000)	8,746	(8,746)	—	—
Plan expiration - December 15, 2010	(809,076)	—	—	—	—	—	—
Exercised/vested	—	(82,700)	(12,800)	—	—	—	(54,348)

Balance at December 31, 2010	—	47,125	9,935	937,475	89,449	38,280	5,448

Upon option exercises, shares are issued out of the shares reserved that are authorized under the plans.

We recognize deferred tax benefits as we recognize stock-based compensation expense over the vesting period since actual tax deductions are typically not realized until the time stock options are exercised or restricted stock grants vest. If the actual tax deduction exceeds the cumulative compensation expense recognized in the financial statements, the tax benefit associated with such excess deduction is considered to be a “windfall” benefit and is recognized as additional paid-in capital (APIC). If the actual tax deduction is less than the cumulative compensation expense recognized, the difference is considered to be a “shortfall” and the associated deferred tax benefit is charged to APIC to the extent of the accumulated amount of previously recognized windfalls, with any remainder charged to income tax expense.

Stock-based compensation expense for six months ended December 31, 2010 and 2009 was $0.7 million and $0.6 million, respectively, and for fiscal 2010, 2009 and 2008 was $1.2 million, $7.1 million and $7.3 million, respectively. Stock-based compensation expense was recorded as a component of general and administrative expense in the accompanying Consolidated Statements of Operations. The fair value of the shares that vested during the six months ended December 31, 2010 was $2.3 million. The tax benefits related to stock-based compensation included in income tax expense for the six months ended December 31, 2010 and 2009, and for fiscal 2010, 2009 and 2008, was $0.2 million, $0.3 million, $0.4 million, $2.5 million and $2.6 million, respectively.

The tax deduction related to stock-based compensation for the six months ended December 31, 2010 will be approximately $2.2 million.

Tax benefit windfalls are reported in the Consolidated Statements of Cash Flows as inflows from financing activities, with offsetting outflows from operating activities, and tax benefit shortfalls are reported as outflows from operating activities. The tax benefit windfall for the six months ended December 31, 2010 was $0.5 million, and for

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

fiscal 2010, 2009 and 2008 were $0.3 million, $0.2 million and $0.8 million, respectively. The tax benefit shortfall for the six months ended December 31, 2010 was $0.6 million, and for fiscal 2010, 2009 and 2008 the shortfalls were $1.4 million, $0.6 million and $0.0 million respectively.

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rate at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock. We have not historically paid any dividends.

Provided below are the assumptions used to estimate fair value of the options granted in fiscal 2008. No options have been granted subsequent to fiscal 2008.

	Six Months Ended
	December 31,	Fiscal Year Ended June 30,
	2010	2010	2009	2008

Expected term (years)	N/A	N/A	N/A	4.5
Risk-free interest rate	N/A	N/A	N/A	3.6%
Volatility	N/A	N/A	N/A	22.3%
Dividend yield	N/A	N/A	N/A	0.0%

The following table summarizes the components of our stock-based compensation programs recorded as expense for the periods shown (in thousands):

	Six Months Ended
	December 31,		Fiscal Year Ended June 30,
	2010	2009	2010	2009	2008
		(Unaudited)

Restricted stock, restricted stock units and performance units:
Pretax compensation expense	$667	$250	$1,054	$5,460	$5,569
Tax benefit	(233)	(88)	(369)	(1,911)	(1,949)

Expense, net of tax	434	163	685	3,549	3,620

Stock options:
Pretax compensation expense	33	126	129	1,680	1,754
Tax benefit	(12)	(44)	(45)	(588)	(614)

Expense, net of tax	21	82	84	1,092	1,140

Total stock based compensation:
Pretax compensation expense	700	376	1,183	7,140	7,323
Tax benefit	(245)	(132)	(414)	(2,499)	(2,563)

Expense, net of tax	$455	$244	$769	$4,641	$4,760

As of December 31, 2010, we had unrecognized compensation cost of $1.7 million related to restricted stock, restricted stock units and performance unit awards and essentially no remaining cost related to stock options. The unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 2.0 years for the restricted stock, restricted stock units and performance unit awards and over the next six months with respect to stock options.

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the option activity under the 2004 Plan for the six months ended December 31, 2010 and the status as of December 31, 2010:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value

Outstanding at June 30, 2010	268,867	$24.27
Granted	—	—
Canceled	(139,042)	25.62
Exercised	(82,700)	21.15

Outstanding at December 31, 2010	47,125	$25.80	1.0	$213,236

Fully vested and expected to vest at December 31, 2010	47,125	$25.80	1.0	$213,236

Exercisable at December 31, 2010	28,000	$26.70	0.9	$101,460

The weighted average grant-date fair value of options granted during fiscal 2008 was $4.83. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The aggregate intrinsic value represents the aggregate amount by which our closing stock price on the last trading day of fiscal 2010 exceeded the exercise price of each outstanding stock option. Aggregate intrinsic value will change based on the fair market value of our stock. The total intrinsic value of stock options exercised during the six months ended December 31, 2010, and fiscal 2010, 2009 and 2008 was $0.7 million, $2.0 million, $0.0 million and $0.2 million, respectively.

We received cash from options exercised during the six months ended December 31, 2010 and 2009 and fiscal 2010, 2009 and 2008, of $1.7 million, $0.0 million $3.0 million, $0.0 million and $0.2 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

3.	Defined Benefit Pension Plan

On January 1, 2007, we established a cash balance plan (the “Cash Balance Plan”) for the benefit of represented employees at the Port Neches facility acquired from Huntsman in June 2006. Participation in the Cash Balance Plan is subject to terms of negotiated contracts. For participating employees, the Cash Balance Plan benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants with service under the Huntsman defined benefit plan may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years. The plan’s assets are maintained by trustees in separately managed portfolios consisting of equity and fixed income securities.

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Provided below, for the periods presented, are the components of the changes in the benefit obligation and plan assets and, as of the dates presented, a reconciliation of the funded status to the assets and liabilities recognized in the Consolidated Balance Sheets (in thousands):

	December 31,	June 30,
	2010	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of period	$4,776	$3,563	$1,877
Service cost	662	1,325	1,334
Interest cost	125	220	128
Actuarial (gain) loss	(431)	378	240
Benefit payments	(46)	(710)	(16)

Benefit obligation at end of period	5,086	4,776	3,563

Change in plan assets:
Fair value of plan assets at beginning of period	3,522	2,129	1,250
Actual return on plan assets	845	319	(310)
Employer contributions	798	1,788	1,209
Benefit payments	(46)	(710)	(16)
Expenses	(4)	(4)	(4)

Fair value of plan assets at end of period	5,115	3,522	2,129

Funded status, end of period	$29	$(1,254)	$(1,434)

Reconciliation of accrued liability:
Accrued liability at beginning of period	$(170)	$(494)	$(310)
Net periodic pension cost for the period	(709)	(1,464)	(1,393)
Employer contributions	798	1,788	1,209

	(81)	(170)	(494)

Accumulated amounts recognized in OCI (before tax)	110	(1,084)	(940)

Total asset (liability) recognized in Consolidated Balance Sheets	$29	$(1,254)	$(1,434)

The pension asset at December 31, 2010 is recorded in Other Assets and the pension liability at June 30, 2010 and 2009 are recorded in Accrued Liabilities.

Provided below, for the periods presented, are the components of net pension expense (in thousands):

	Six Months Ended
	December 31,		Fiscal Year Ended June 30,
	2010	2009	2010	2009	2008
		(Unaudited)

Components of net pension expense:
Service cost	$662	$664	$1,325	$1,334	$1,141
Interest cost	125	110	220	128	35
Expected return on assets	(108)	(70)	(138)	(81)	2
Amortization of actuarial loss	30	28	57	12	2

	$709	$732	$1,464	$1,393	$1,180

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The projected net pension expense for the fiscal year ending December 31, 2011 consists of the following components (in thousands):

Service cost	$1,079
Interest cost	268
Expected return on assets	(316)

$1,031

Following are the weighted average assumptions used to determine benefit obligations as of the dates presented and net pension expense for the periods ended on the dates presented:

	December 31,	June 30,
	2010	2010	2009	2008

Discount rate	5.54%	6.20%	6.82%	6.50%
Expected return on plan assets	6.50%	6.50%	6.50%	6.50%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%

The measurement date for our defined benefit pension plan is as of the end of our fiscal year. Our pension plan assets are managed by outside investment managers. Our investment strategy with respect to pension plan assets is to maximize returns while preserving principal. At December 31, 2010, pension plan assets were invested 80.9% in equity securities, 16.3% in debt securities and 2.8% in cash equivalents. The expected return on assets assumption was determined based on the anticipated performance of the various asset classes in the plan’s portfolio.

Provided below, for the periods presented, are benefit payments expected to be paid to eligible plan participants under our defined benefit pension plan (in thousands):

2011	$525
2012	307
2013	427
2014	297
2015	401
2016 - 2020	2,348

NOTE N – CONCENTRATION RISKS

We had sales to customers outside the United States during the six months ended December 31, 2010 and 2009 of $38.0 million and $44.0 million, respectively, and for fiscal 2010, 2009 and 2008 we had such sales of $156.7 million, $90.5 million and $78.5 million, respectively.

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sales to customers who accounted for at least 10% of our sales for the periods presented are as follows:

	Six Months Ended December 31,		Fiscal Year Ended June 30,
	2010	2009	2010	2009	2008
		(Unaudited)
Firestone Polymers LLC	11%	*	*	*	*
Invista S. ar.l	10%	*	*	*	*
Goodyear Tire & Rubber Company	*	12%	10%	14%	12%

* Less than 10% of revenue.

We perform ongoing credit evaluations of our customers and generally do not require collateral for accounts receivable. Historically, our credit losses have been minimal.

Customers who accounted for at least 10% of our accounts receivable balance as of the dates presented are as follows:

	December 31,	June 30,
	2010	2010	2009

Goodyear-SRI Global Purchasing Company	16%	*	*
SI Group Inc.	14%	*	15%
Dow Chemical Company	*	11%	*
Valero Marketing and Supply Company	*	*	12%
Motiva Enterprises LLC	*	*	11%

* Less than 10% of accounts receivable balance.

A small number of suppliers for our feedstocks account for a significant percentage of our feedstock purchases. Our top five suppliers accounted for an aggregate of 39.3%, 44.6%, 35.7%, 34.6% and 31.5% of our vendor purchases in the six months ended December 31, 2010 and 2009 and in fiscal 2010, 2009 and 2008, respectively.

Some of the employees at our Port Neches facility are covered by collective bargaining agreements that expire in February 2012. To the extent that we experience work stoppages in the future as a result of labor disagreements, a prolonged labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

NOTE O – RELATED PARTY TRANSACTIONS

We have a 50% limited partnership interest in Hollywood/Texas Petrochemicals LP. We and Kirby Inland Marine, Inc. formed the limited partnership to operate four barges capable of transporting chemicals. During the six months ended December 31, 2010 and 2009 and fiscal years 2010, 2009 and 2008, we paid Kirby Inland Marine, Inc. $4.4 million, $5.8 million, $13.7 million, $16.0 million and $16.1 million, respectively, for barge and tug boat services. As of December 31, 2010 and June 30, 2010 and 2009, we owed Kirby Inland Marine, Inc, $0.4 million, $0.5 million and $0.5 million, respectively.

NOTE P – SEGMENT INFORMATION

We manage our core business as two operating segments based on the products we offer and the markets we serve. Our organizational structure is designed to most effectively manage our business segments and service the

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table provides sales volumes, revenues, cost of sales, operating expenses and Adjusted EBITDA by reportable segment (amounts in thousands) for the six-month periods ended December 31, 2010 and 2009 and the three most recent fiscal years ended June 30, 2010, 2009 and 2008. Revenues, cost of sales and operating expenses in the table below for the six-month period ended December 31, 2010 and fiscal years ended June 30, 2010, 2009 and 2008 are derived from our audited Consolidated Statements of Operations. Sales volumes and Adjusted EBITDA for all periods presented and all information presented for the six-month period ended December 31, 2009 constitute unaudited information.

Adjusted EBITDA is not a measure computed in accordance with generally accepted accounting principles in the United States (GAAP). A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statements of operations, balance sheets, or statements of cash flows (or equivalent statements); or

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

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

We calculate Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (EBITDA), which is then adjusted to remove or add back certain items. These items are identified below in the reconciliation of Adjusted EBITDA to Net Income (Loss), the GAAP measure most directly comparable to Adjusted EBITDA. As shown in the table below, we have revised previously reported Adjusted EBITDA for the C4 Processing segment for all prior periods to remove the effect of the business interruption insurance proceeds and the unauthorized freight recoveries/payments. We have concluded that removal of these items, which we consider to be non-recurring in nature, enhances the period-to-period comparability of our operating results and is more useful to securities analysts, investors and other interested parties in their understanding of our operating performance. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies; therefore, it may not be comparable to other companies.

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial results by operating segment for the periods presented are as follows (in thousands):

	Six Months Ended December 31,		Fiscal Year Ended June 30,
	2010	2009	2010	2009	2008
		(Unaudited)
Sales volumes (unaudited) (lbs) (1):
C4 Processing	1,184,316	1,265,600	2,441,304	2,270,670	2,802,257
Performance Products	302,593	289,924	601,590	576,550	732,439
MTBE (2)	—	—	—	—	172,596

	1,486,909	1,555,524	3,042,894	2,847,220	3,707,292

Revenues:
C4 Processing	$792,427	$604,410	$1,328,687	$1,061,939	$1,483,736
Performance Products	193,078	151,515	359,797	314,935	466,352
MTBE (2)	—	—	—	—	66,110

	$985,505	$755,925	$1,688,484	$1,376,874	$2,016,198

Cost of sales (3):
C4 Processing	$705,004	$524,384	$1,157,899	$940,798	$1,306,666
Performance Products	150,039	124,785	286,257	253,375	386,340
MTBE (2)	—	—	—	—	59,185

	$855,043	$649,169	$1,444,156	$1,194,173	$1,752,191

Operating expenses (3):
C4 Processing	$47,907	$46,671	$96,614	$98,442	$93,947
Performance Products	19,161	18,338	36,567	33,826	36,527
MTBE (2)	—	—	—	—	717

	$67,068	$65,009	$133,181	$132,268	$131,191

Adjusted EBITDA (unaudited) - as previously reported (4):
C4 Processing (5)		$50,407	$91,225	$37,391	$82,624
Performance Products		8,391	36,974	27,736	43,485
MTBE (2)		—	—	—	6,207
Corporate		(11,611)	(26,368)	(24,835)	(28,778)

		$47,187	$101,831	$40,292	$103,538

Adjusted EBITDA (unaudited) - current definition (4):
C4 Processing (5)	$39,516	$33,356	$74,174	$22,697	$83,123
Performance Products	23,879	8,391	36,974	27,736	43,485
MTBE (2)	—	—	—	—	6,207
Corporate	(11,256)	(11,611)	(26,368)	(24,835)	(28,778)

	$52,139	$30,136	$84,780	$25,598	$104,037

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
(4)

See above for a discussion of Adjusted EBITDA and the revision of previously reported amounts for prior periods to remove from Adjusted EBITDA the effect of the business interruption insurance recoveries and the unauthorized freight

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payments/recoveries. See below for reconciliations of Adjusted EBITDA to Net Income (Loss) for the periods presented. Net Income (Loss) is the most directly comparable GAAP measure reported in the Consolidated Statements of Operations.

(5)

In accordance with our definition of Adjusted EBITDA, as described above, the business interruption insurance recoveries in fiscal 2010 and 2009 and the unauthorized freight recoveries and payments in fiscal 2009 and 2008 have been removed from C4 Processing segment Adjusted EBITDA for purposes of this presentation, since we believe inclusion of these items in Adjusted EBITDA would distort comparability between the periods presented.

The following table provides a reconciliation of Adjusted EBITDA to Net Income (Loss) (in thousands) for the six months ended December 31, 2010 and 2009 and the three most recent fiscal years ended June 30, 2010, 2009 and 2008. Net Income (Loss) is the most directly comparable GAAP measure reported in the Consolidated Statements of Operations.

	Six Months Ended December 31,		Fiscal Year Ended June 30,
	2010	2009	2010	2009	2008
		(Unaudited)
Net income (loss)	$12,065	$12,079	$30,541	$(22,778)	$26,624

Income tax expense (benefit)	5,242	8,238	18,792	(11,653)	14,615
Interest expense, net (1)	14,370	7,494	15,007	16,816	18,868
Depreciation and amortization	19,762	20,117	39,769	41,899	35,944

EBITDA	51,439	47,928	104,109	24,284	96,051

Impairment of assets	—	—	—	5,987	—
Loss on sale of assets	—	—	—	—	1,092
Non-cash stock-based compensation	700	631	1,186	6,311	6,494
Unrealized (gain) loss on derivatives	—	(1,372)	(3,464)	3,710	(99)

Adjusted EBITDA as previously reported		47,187	101,831	40,292	103,538
Unauthorized freight (recoveries) payments	—	—	—	(4,694)	499
Business interruptions insurance recoveries	—	(17,051)	(17,051)	(10,000)	—

Adjusted EBITDA - current definition	$52,139	$30,136	$84,780	$25,598	$104,037

(1)	Includes $3.0 million write-off of previously deferred debt issuance costs related to the Term Loan discussed in Note F above.

2.	Segment Assets

We do not identify and report assets by segment internally; consequently, such information is not presented herein.

3.	Intersegment Sales

Inter-segment product transfers from the C4 Processing segment to the Performance Products segment are not significant and, as such, are not reported as inter-segment revenues.

4.	Geographic Areas

We do not conduct operations or have long-lived assets in countries other than the United States.

TPC Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE Q – SELECTED QUARTERLY FINANCIAL DATA (quarterly data unaudited)

The schedule below contains quarterly financial data for the six months ended December 31, 2010, and for fiscal 2010 and fiscal 2009 (in thousands, except per share).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Period
Six months ended December 31, 2010
Total revenues	$499,442	$486,063			$985,505
Cost of sales	428,140	426,903			855,043
Income from operations	22,534	8,363			30,897
Net income	12,775	(710)			12,065

Earnings per share (a):
Basic	0.70	(0.04)			0.66
Diluted	0.70	(0.04)			0.66
Weighted average shares outstanding:
Basic	18,256	18,257			18,258
Diluted	18,300	18,257			18,320

Year ended June 30, 2010
Total revenues	$340,166	$415,760	$400,725	$531,833	$1,688,484
Cost of sales	282,436	366,732	341,012	453,976	1,444,156
Income from operations	8,957	16,436	8,732	24,464	58,589
Net income	3,704	8,376	4,052	14,409	30,541

Earnings per share (a):
Basic	0.21	0.47	0.23	0.80	1.70
Diluted	0.21	0.47	0.23	0.80	1.70
Weighted average shares outstanding:
Basic	17,845	17,915	17,957	17,997	17,928
Diluted	17,845	17,915	17,957	18,004	17,930

Year ended June 30, 2009
Total revenues	$543,345	$409,999	$162,619	$260,911	$1,376,874
Cost of sales	481,263	387,253	126,956	198,701	1,194,173
Income (loss) from operations	6,219	(29,732)	(7,093)	15,078	(15,528)
Net income (loss)	1,388	(26,697)	(5,291)	7,822	(22,778)

Earnings per share (a):
Basic	0.08	(1.51)	(0.30)	0.44	(1.29)
Diluted	0.08	(1.51)	(0.30)	0.44	(1.29)
Weighted average shares outstanding:
Basic	17,797	17,686	17,686	17,686	17,714
Diluted	18,203	17,686	17,686	17,695	17,714

(a)

The sum of the individual quarterly net income per share may not agree to the total for the year as each period’s computation is based on the weighted average number of shares outstanding during each period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control framework and processes for our Company are designed to provide reasonable assurance to management and our Board of Directors regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting for our Company includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;

•

provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and Directors of our Company;

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements; and

•	provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting for our Company and concluded that, as of December 31, 2010, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO”).

EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we completed a comprehensive compliance process to evaluate our internal control over financial reporting for our Company. We involved employees at all levels of our Company during the six months ended December 31, 2010 in training, performing and evaluating our internal controls.

Our management’s conclusion on the effectiveness of internal control over financial reporting is based on a comprehensive evaluation and analysis of the five elements of COSO. Our management considered information from multiple sources as the basis for its conclusion—including self-assessments of the control activities within each work process, assessments of entity-level controls and internal control attestations from external service providers, as well as from key management. In addition, our internal control processes contain self-monitoring mechanisms, and proactive steps are taken to correct deficiencies as they are identified. We also maintain an internal auditing program that independently assesses the effectiveness of internal control over financial reporting within each of the five COSO elements.

/s/ Charles W. Shaver	/s/ Miguel A. Desdin

Charles W. Shaver	Miguel A. Desdin
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

March 11, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be set forth in this Item 10 is incorporated herein by reference to our definitive proxy statement with respect to the 2011 annual meeting to be filed with the SEC within 120 days of December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be set forth in this Item 11 is incorporated herein by reference to our definitive proxy statement with respect to the 2011 annual meeting to be filed with the SEC within 120 days of December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table reflects information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2010:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	47,125	$25.80	1,075,139
Equity compensation plans not approved by security holders	—	N/A	—

Total	47,125	$25.80	1,075,139

Additional information required to be set forth in this Item 12 is incorporated herein by reference to our definitive proxy statement with respect to the 2011 annual meeting to be filed with the SEC within 120 days of December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be set forth in this Item 13 is incorporated herein by reference to our definitive proxy statement with respect to the 2011 annual meeting to be filed with the SEC within 120 days of December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be set forth in this Item 14 is incorporated herein by reference to our definitive proxy statement with respect to the 2011 annual meeting to be filed with the SEC within 120 days of December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements, schedules and exhibits are filed as part of this report:

(1)	Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 56 of this report.

(2)	Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3)	Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Texas Petrochemicals LP’s Fourth Amended Plan of Reorganization (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

2.2	Investment Agreement dated as of February 28, 2004 by and among Texas Petrochemicals LP, Castlerigg Master Investments, Ltd. and RCG Carpathia Master Fund, Ltd. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

2.3	Asset Purchase Agreement dated as of April 5, 2006 by and among Texas Petrochemicals LP, Huntsman Petrochemical Corporation and Huntsman Fuels, LP (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

2.4	First Amendment to Asset Purchase Agreement dated as of April 27, 2006 by and among Texas Petrochemicals LP, Huntsman Petrochemical Corporation and Huntsman Fuels, LP (incorporated herein by reference to Exhibit 2.4 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

2.5	Second Amendment to Asset Purchase Agreement dated as of June 14, 2006 by and among Texas Petrochemicals LP, Huntsman Petrochemical Corporation and Huntsman Fuels, LP (incorporated herein by reference to Exhibit 2.5 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

3.1	Amended and Restated Certificate of Incorporation of TPC Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010).

3.2	Bylaws of TPC Group Inc., as amended and restated August 26, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2010).

4.1	Term Loan Agreement dated as of June 27, 2006, among Texas Petrochemicals LP, various lending institutions and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed January 8, 2010).

4.2	First Amendment to Term Loan Agreement dated as of June 4, 2010 among TPC Group LLC and Deutsche Bank Trust Company Americas, as lender and administrative agent, and the other financial institutions parties thereto, as lenders (incorporated herein by reference to Exhibit 4.6 to the Company Current Report on Form 8-K filed June 4, 2010).

4.3	Revolving Credit Agreement dated as of June 27, 2006, among Texas Petrochemicals LP and the other borrowers named therein, as Borrowers, Texas Petrochemicals LP, as Funds Administrator, various lending institutions, as Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, and LaSalle Bank National Association, as Collateral Agent (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed January 8, 2010).

4.4	Joinder To Credit Agreement dated as of March 28, 2008, among Texas Petrochemicals LP, Texas Butylene Chemical Corporation, various financial institutions, and Deutsche Bank Trust Company Americas as administrative agent for the Lenders, with Deutsche Bank Securities Inc., as Lead Arranger (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

4.5	First Amendment to Revolving Credit Agreement dated as of February 10, 2009, by and among Texas Petrochemicals LLC and Texas Butylene Chemical Corporation, as Borrowers, and various lenders named therein (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

4.6	Amended and Restated Revolving Credit Agreement dated as of April 29, 2010 among TPC Group LLC and the other borrowers named therein, as Borrowers, TPC Group LLC, as Funds Administrator, various lending institutions, as Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Trust Company Americas and Wells Fargo Capital Finance LLC as Co-Collateral Agents, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed May 3, 2010).

4.7	First Amendment to Amended and Restated Revolving Credit Agreement dated as of September 22, 2010 among TPC Group LLC and Texas Butylene Chemical Corporation, as borrowers, the financial institutions listed thereon, as Lenders, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on form 8-K filed September 27, 2010).

4.8	Indenture dated as of October 5, 2010, by and among TPC Group LLC, the Guarantors party thereto, Wilmington Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent, paying agent, registrar and authentication agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 12, 2010).

4.9	Security Agreement dated as of October 5, 2010, by and among TPC Group LLC and each of the other Grantors party thereto in favor of Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 12, 2010).

4.10	Amended and Restated Intercreditor Agreement dated as of October 5, 2010, by and among TPC Group LLC, Deutsche Bank Trust Company Americas, as Revolver Administrative Agent, Revolver Collateral Agent and Revolver Mortgagee (each as referred to therein) and Deutsche Bank Trust Company Americas, as Notes Collateral Agent and Notes Mortgagee (each as referred to therein) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 12, 2010).

4.11	Registration Rights Agreement dated as of October 5, 2010, by and among TPC Group LLC, the Guarantors named therein and Deutsche Bank Securities Inc., for itself and on behalf of the several Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed October 12, 2010).

10.1 †	Employment Agreement dated effective July 1, 2006, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Charles W. Shaver (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.2 †	Amendment No. 1 to Employment Agreement dated effective July 1, 2008, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Charles W. Shaver (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.3 †	Amendment No. 2 to Employment Agreement dated May 24, 2010, effective as of January 1, 2009, between TPC Group Inc., TPC Group LLC and Charles W. Shaver (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 26, 2010).

10.4 †	Amendment No. 3 to Employment Agreement dated September 16, 2010, effective as of July 1 2010, between TPC Group Inc., TPC Group LLC and Charles W. Shaver (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010).

10.5 †	Employment offer letter agreement dated May 14, 2010, effective as of June 1, 2010, between TPC Group Inc. and Miguel A. Desdin (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) filed August 16, 2010.

10.6 †	Employment Agreement dated as of June 1, 2010 between TPC Group Inc. and Miguel A. Desdin (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2010).

10.7 †	Employment Agreement dated effective July 1, 2006, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Christopher A. Artzer (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.8 †	Amendment No. 1 to Employment Agreement dated effective July 1, 2008, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Christopher A. Artzer (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.9 †	Amendment No. 2 to Employment Agreement dated May 24, 2010, effective as of January 1, 2009, between TPC Group Inc., TPC Group LLC and Christopher A. Artzer (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 26, 2010).

10.10 †	Employment Agreement dated effective March 19, 2007, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Luis E. Batiz (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.11 †	Amendment No. 1 to Employment Agreement dated effective March 20, 2009, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Luis E. Batiz (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.12 †	Amendment No. 2 to Employment Agreement dated May 24, 2010, effective as of January 1, 2009, between TPC Group Inc., TPC Group LLC and Luis E. Batiz (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 26, 2010).

10.13 †	Employment Agreement dated effective September 2, 2008, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Russell T. Crockett Jr. (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.14 †	Amendment No. 1 to Employment Agreement dated May 24, 2010, effective as of January 1, 2009, between TPC Group Inc., TPC Group LLC and Russell T. Crockett Jr. (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 26, 2010).

10.15 †	TPC Group Inc. Executive Severance Plan dated effective July 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2010).

10.16 †	Texas Petrochemicals Inc. 2004 Stock Awards Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.17 †	Form of Option Award Agreement under 2004 Stock Awards Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.18 †	Form of Restricted Stock Award Agreement under 2004 Stock Awards Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.19 †	Texas Petrochemicals Inc. 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

10.20 †	Form of Restricted Stock Award Agreement for directors under the 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed January 8, 2010).

10.21 †	Form of Performance Share Award Agreement dated May 24, 2010 for key employees under the 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2010).

10.22 †	Form of Restricted Stock Unit Award Agreement dated May 24, 2010 for key employees under the 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 26, 2010).

10.23 †	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed November 25, 2009).

21 *	Subsidiaries of TPC Group Inc.

23.1 *	Consent of Grant Thornton LLP

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPC Group Inc.

Date: March 11, 2011	By:	/s/ Charles W. Shaver
Charles W. Shaver
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles W. Shaver	President, Chief Executive Officer and Director	March 11, 2011
Charles W. Shaver	(Principal Executive Officer)

/s/ Miguel A. Desdin	Senior Vice President and Chief Financial Officer	March 11, 2011
Miguel A. Desdin	(Principal Financial Officer)

/s/ Roger Wollenberg	Vice President and Controller	March 11, 2011
Roger Wollenberg	(Principal Accounting Officer)

/s/ Michael E. Ducey	Chairman of the Board	March 11, 2011
Michael E. Ducey

/s/ James A. Cacioppo	Director	March 11, 2011
James A. Cacioppo

/s/ Kenneth E. Glassman	Director	March 11, 2011
Kenneth E. Glassman

/s/ Richard B. Marchese	Director	March 11, 2011
Richard B. Marchese

/s/ Jeffrey M. Nodland	Director	March 11, 2011
Jeffrey M. Nodland

/s/ Jeffrey A. Strong	Director	March 11, 2011
Jeffrey A. Strong

/s/ Eugene R. Allspach	Director	March 11, 2011
Eugene R. Allspach