Form 10-Q
period 2011-03-31
TPC Group Inc.
filed 2011-05-13
CIK 1452217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of April 30, 2011 was 15,964,060.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TPC Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,478	$85,594
Trade accounts receivable	231,123	177,065
Inventories	133,896	89,264
Other current assets	22,287	24,131

Total current assets	448,784	376,054

Property, plant and equipment, net	482,516	484,492
Investment in limited partnership	2,643	2,733
Intangible assets, net	5,942	5,953
Other assets	43,384	42,946

Total assets	$983,269	$912,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198,439	$150,026
Accrued liabilities	38,065	30,870

Total current liabilities	236,504	180,896

Long-term debt	358,848	347,786
Deferred income taxes	117,874	117,874

Total liabilities	713,226	646,556

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 authorized and 16,130,154 and 16,379,803 issued and 15,952,809 and 16,202,458 shares outstanding, respectively	161	164
Additional paid-in capital	173,368	175,376
Accumulated earnings	99,762	93,330
Accumulated other comprehensive loss	71	71
Treasury stock, at cost, 177,345 shares	(3,319)	(3,319)

Stockholders’ equity	270,043	265,622

Total liabilities and stockholders’ equity	$983,269	$912,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010

Revenue	$555,591	$400,725
Cost of sales	475,945	341,012

	79,646	59,713

Operating expenses	37,496	33,656
General and administrative expenses	7,097	7,484
Depreciation and amortization	10,018	9,841

	54,611	50,981

Income from operations	25,035	8,732

Other (income) expense:
Interest expense, net	8,377	3,510
Unrealized gain on derivatives	-	(1,030)
Other, net	(438)	(463)

	7,939	2,017

Income before income taxes	17,096	6,715

Income tax expense	5,687	2,663

Net income	$11,409	$4,052

Earnings per share:
Basic	$0.70	$0.23

Diluted	$0.70	$0.23

Weighted average shares outstanding:
Basic	16,202	17,957
Diluted	16,296	17,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	at Cost	Equity

Balances - December 31, 2010	16,203	$164	$175,376	$93,330	$71	$(3,319)	$265,622

Net income	-	-	-	11,409	-	-	11,409

Comprehensive income							11,409

Exercise of stock options	19	-	471	-	-	-	471
Vesting of restricted stock	13	-	-	-	-	-	-
Stock compensation expense	-	-	343	-	-	-	343
Stock purchased and retired by company	(282)	(3)	(2,822)	(4,977)	-	-	(7,802)

Balances - March 31, 2011	15,953	$161	$173,368	$99,762	$71	$(3,319)	$270,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows (used in) provided by operating activities	(19,754)	30,878

Cash flows from investing activities:
Capital expenditures	(8,031)	(1,831)

Net cash used in investing activities	(8,031)	(1,831)

Cash flows from financing activities:
Repayments on Term Loan	-	(677)
Net proceeds from (payments on) Revolving Credit Facility borrowings	11,000	(400)
Payments on insurance debt	-	(2,202)
Exercise of stock options	471	-
Purchase of common stock	(7,802)	-

Net cash provided by (used in) financing activities	3,669	(3,279)

(Decrease) increase in cash and cash equivalents	(24,116)	25,768
Cash and cash equivalents, beginning of period	85,594	447

Cash and cash equivalents, end of period	$61,478	$26,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

1.	Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of TPC Group Inc., a Delaware corporation, and its direct and indirect subsidiaries, including its wholly owned subsidiary, TPC Group LLC, a Texas limited liability company (collectively referred to as the “Company,” “our,” “we” or “us”). TPC Group Inc. was incorporated on March 15, 2004.

2.	Fiscal Year End Change

On July 15, 2010, our Board of Directors approved a change in our fiscal year-end from June 30 to December 31, which was effective as of January 1, 2011. Consequently, we filed a Form 10-K for the six-month transition period ended December 31, 2010. The intent of the change was to align the reporting of our financial results more closely with our peers and to better synchronize our management processes and business cycles with those of our suppliers and customers.

3.	Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of TPC Group Inc. and its direct and indirect subsidiaries, including its wholly owned subsidiary, TPC Group LLC, after the elimination of all significant intercompany accounts and transactions. Our investment in Hollywood/Texas Petrochemicals LP is accounted for under the equity method. The unaudited condensed consolidated financial statements presented have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

4.	Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions prescribed by the Securities and Exchange Commission (“SEC”) for interim financial reporting and do not include all disclosures required by US GAAP. Our December 31, 2010 Condensed Consolidated Balance Sheet data was derived from audited financial statements.

The unaudited condensed consolidated financial statements contained in this report include all material adjustments of a normal and recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods. The results of operations for the interim periods presented in this Form 10-Q are not necessarily indicative of the results to be expected for a full year or any other interim period.

These interim condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in TPC Group Inc.’s Transition Report on Form 10-K for the six-month transition period ended December 31, 2010.

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

NOTE C – DETAIL OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Inventories, as of the dates presented, are as follows (in thousands):

	March 31, 2011	December 31, 2010

Finished goods	$80,569	$46,813
Raw materials and chemical supplies	53,327	42,451

	$133,896	$89,264

Other current assets, as of the dates presented, are as follows (in thousands):

	March 31, 2011	December 31, 2010

Prepaid expense and other	$5,934	$7,900
Repair parts inventory	9,033	8,911
Deferred taxes, net	7,320	7,320

	$22,287	$24,131

Amounts attributable to our investment in Hollywood/Texas Petrochemicals LP for the quarter ended March 31, 2011 are as follows (in thousands):

Balance December 31, 2010	$2,733
Equity in Earnings	310
Distribution	(400)

Balance March 31, 2011	$2,643

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Intangible Assets

Changes in the carrying amount of our intangible assets, for the quarter ended March 31, 2011, are as follows (in thousands):

	Intangible assets	Accumulated amortization	Carrying value
Balance at December 31, 2010	$6,220	$(267)	$5,953
Amortization	-	(11)	(11)

Balance at March 31, 2011	$6,220	$(278)	$5,942

The gross carrying amounts and accumulated amortization of intangible assets, as of March 31, 2011, are as follows (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
Technology license	$5,499	$-	$5,499
Patents	721	(278)	443

	$6,220	$(278)	$5,942

Accrued liabilities, as of the dates presented, are as follows (in thousands):

	March 31, 2011	December 31, 2010
Accrued payroll and benefits	$5,812	$6,123
Accrued freight	3,597	3,755
Accrued interest	14,371	7,166
Federal and state income tax	6,519	868
Property and sales tax	3,322	7,527
Deferred revenue	3,722	3,914
Other	722	1,517

	$38,065	$30,870

The increase in accrued interest reflects interest on the 8 1/4% Senior Secured Notes due 2017 (the “Notes”) for the quarter ended March 31, 2011.

The increase in accrued federal and state income tax reflects the federal and state tax provision for the quarter ended March 31, 2011.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE D – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

No accounting pronouncements were adopted during the quarter ended March 31, 2011.

NOTE E – DEBT

Outstanding debt is shown below as of the dates presented (in thousands):

	March 31, 2011	December 31, 2010

8 1/4% Senior Secured Notes	$350,000	$350,000
Unamortized discount on Notes	(2,152)	(2,214)
Revolving Credit Facility	11,000	-

	358,848	347,786
Less current portion of long-term debt	-	-

Total long-term debt	$358,848	$347,786

Our financing arrangements consist of $350.0 million of Notes and a $175 million Revolving Credit Facility (the “Revolving Credit Facility”).

At March 31, 2011, we had total debt of $358.8 million and availability under our Revolving Credit Facility of $164.0 million. As of March 31, 2011, we were in compliance with all covenants set forth in the indenture governing the Notes and the credit agreement governing the Revolving Credit Facility.

The outstanding borrowings of $11.0 million under the Revolving Credit Facility at March 31, 2011 were used to fund working capital requirements of TPC Group LLC near the end of the quarter, since essentially the entire amount of cash on hand of $61.5 million at March 31, 2011 represented the remaining amount of the $130.0 million distribution by TPC Group LLC to TPC Group Inc. permitted under the terms of the Notes indenture and the Revolving Credit Facility agreement. Of the total $130.0 million distribution, $61.4 million was used in December 2010 to fund the purchase of shares in accordance with a tender offer and $30.0 million was designated by our Board of Directors on March 1, 2011 to be utilized in a stock repurchase program, of which $7.8 million was used as of March 31, 2011.

1.	8 1/4% Senior Secured Notes

The Notes were issued and sold on October 5, 2010, with $268.8 million of the proceeds being used to repay our previously outstanding Term Loan, and the remaining $70.2 million was designated to partially fund a $130.0 million distribution by TPC Group LLC to TPC Group Inc. The Notes are due October 1, 2017 and interest is paid semi-annually in arrears on April 1 and October 1 of each year. At March 31, 2011 the Notes have a carrying value of $347.8 million and a fair value of approximately $368.4 million.

2.	Revolving Credit Facility

The $175 million Revolving Credit Facility matures on April 29, 2014. Availability under the Revolving Credit Facility is limited to the borrowing base, comprised of 85% of eligible accounts receivable and 65% of eligible inventory, as redetermined monthly.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

As of March 31, 2011 and December 31, 2010, we had no outstanding assets or liabilities measured at fair value on a recurring basis.

2.	Derivative Financial Instruments

The nature of our business involves market and financial risks. Specifically, we are exposed to commodity price risks and interest rate fluctuations on any outstanding borrowings under our Revolving Credit Facility. We have elected, from time to time, to manage commodity price risks and interest rate fluctuations with commodity swap, interest rate swap, and interest rate cap instruments. We were not party to any derivative financial instruments at December 31, 2010 or at any time during the quarter ended March 31, 2011. Consequently, we incurred no realized or unrealized gains or losses related to derivative financial instruments during the quarter ended March 31, 2011.

During the quarter ended March 31, 2010, we were party to an interest rate swap. The interest rate swap was not designated as a hedge; consequently, the change in the fair value of $1.0 million during the quarter was recognized in earnings as an unrealized gain.

NOTE G – PURCHASE OF SHARES UNDER STOCK REPURCHASE PROGRAM

On March 3, 2011, we announced that our Board of Directors approved a stock repurchase program for up to $30.0 million of the Company’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. As of March 31, 2011 we had purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. Subsequent to March 31, 2011 through the filing date of this Form 10-Q there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Basic and diluted earnings per share are computed for the periods presented as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Basic earnings per share:
Net income available to common shareholders	$11,409	$4,052

Average common shares outstanding	16,202	17,957

Basic earnings per share	$0.70	$0.23

Diluted earnings per share:
Net income available to common shareholders	$11,409	$4,052

Average common shares outstanding	16,202	17,957
Add: common stock equivalents:
Stock options and restricted stock	94	-

Diluted average common shares outstanding	16,296	17,957

Diluted earnings per share	$0.70	$0.23

Anti-dilutive stock options not included in the treasury stock method	-	1,166

Average grant price of stock options not included in the treasury stock method	$-	$17.37

NOTE I – INCOME TAXES

Our effective income tax rates for the current quarter and the comparable prior year quarter were 33.3% and 39.6%, respectively. The effective rate for the current quarter was based on the projected effective rate for the year ending December 31, 2011, and the effective rate for the prior year quarter was based on the projected effective rate for the fiscal year ended June 30, 2010. The projected effective rates for both periods reflected the federal statutory tax rate of 35% adjusted for the impact of projected permanent differences and Texas and Delaware franchise taxes. The 2011 period effective rate was lower than the statutory federal rate, primarily reflecting the effect of the projected 2011 Domestic Production Deduction. The 2010 period effective rate was higher than the statutory federal rate, which primarily reflected the impact of an increase in that quarter of the projected Texas franchise tax liability for fiscal 2010.

NOTE J – COMMITMENTS AND CONTINGENCIES

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

We were named as a co-defendant in a total of eighteen cases filed in 2007 and 2009 by local governmental authorities alleging that MTBE, a product made by several petrochemicals companies including our company, may have contaminated the soil and groundwater of their respective jurisdictions. Each of these governmental authorities sought more than $1.5 billion in compensatory and punitive damages from all of the defendants in the aggregate, including an unspecified amount of damages from us. We defended these claims vigorously. In July 2010, we settled all of the eighteen cases for an aggregate amount of approximately $1.1 million, which amount was accrued in fiscal 2010 and paid in August 2010. Orders of dismissal have been entered by the respective courts in which the cases were pending. The Port Neches acquisition agreement with Huntsman includes an obligation of Huntsman to indemnify us for claims related to MTBE without monetary limitation for up to eight years from the June 2006 closing date for any claims arising from an act predating the acquisition. There can be no assurance as to when similar lawsuits and related issues may arise or be resolved or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment in connection with future litigation could result in a significant decrease in our working capital and liquidity and recognition of a loss in our Condensed Consolidated Statement of Operations.

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

•

the federal Clean Air Act (“CAA”) and comparable state laws and regulations that impose obligations related to air emissions, including federal and state laws and regulations that recently took effect or are currently under development to address greenhouse gas (“GHG”) emissions.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Furthermore, in 2010, EPA regulations became effective that require monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements. Following a six-month extension issued by EPA, the first emissions reports required under the new rule are due on or before September 30, 2011. Although this new rule does not control GHG emission levels from any facilities, it will cause us to incur monitoring and reporting costs.

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

In addition to the requirements imposed upon us by law, we also enter into other agreements from time to time with state and local environmental agencies either to avoid the risks of potential regulatory action against us or to implement improvements that exceed current legal requirements. To that end, we have entered into the following agreement that will require us to reduce our emissions of butadiene and other volatile organic compounds at our Houston facility:

•

In January 2009, we signed an Agreed Corrective Action Order (“ACAO”) with Texas Commission on Environmental Quality (TCEQ) related to our Houston facility. The ACAO was approved by the TCEQ Commissioners in April 2009 following a public agenda hearing. The ACAO obligates us to undertake a five-year, $20 million incremental spending program on projects designed to enhance environmental performance that would not normally have been done as part of routine maintenance at our Houston facility. We expect to implement the required measures and incur the incremental spending through a combination of (a) increases in our annual maintenance and capital expenditures throughout the five-year period and (b) additional expenditures in connection with our regularly scheduled turnarounds (typically occurring every three to four years). We expect to fund the incremental expenditures from our operations and/or from borrowings under our Revolving Credit Facility and do not expect the expenditures to have a material impact on our operations or liquidity. As of November 2010, our expenditures on enhanced environmental performance projects in satisfaction of our obligation under the ACAO totaled approximately $6.2 million. In the ACAO, we also commit to reduce emissions of volatile organic compounds from discrete emissions events at our Houston facility on a rolling twelve-month basis by more than thirty-five percent of annual pre-ACAO levels. We are currently in compliance with all requirements in the ACAO.

Chemical Product Safety Regulation. The products we make are subject to laws and regulations governing chemical product safety, including the federal Toxic Substances Control Act (“TSCA”) and chemical product safety laws in jurisdictions outside the United States where our products are distributed. The goal of TSCA is to prevent unreasonable risks of injury to health or the environment associated with the manufacture, processing, distribution in commerce, use or disposal of chemical substances. Under TSCA, the EPA has established reporting, record-keeping, testing and control-related requirements for new and existing chemicals with which we must comply. In September 2009, EPA initiated a comprehensive approach to enhance the management of chemicals under TSCA and announced principles for strengthening US chemical management laws. Changes in chemicals management regulations or laws could impose additional regulatory burdens and costs on us and others in the industry. In December 2006, the European Union adopted a new regulatory framework concerning the Registration, Evaluation and Authorization of Chemicals (known as REACH), which became effective on June 1, 2007. One of its main objectives is the protection of human health and the environment. REACH requires manufacturers and importers to gather information on the properties of their substances that meet certain volume or toxicological criteria and register the information in a central database to be maintained by the European Chemical Agency in Finland. REACH also contains a mechanism for the progressive substitution of the most dangerous chemicals when suitable alternatives have been identified. We met the deadline of

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

December 1, 2008 for the pre-registration of those chemicals manufactured in, or imported into, the European Economic Area in quantities of one metric ton or more that were not otherwise exempted. Complete registrations containing extensive data on the characteristics of the chemicals will be required in three phases, depending on production usage or tonnage imported per year, and the toxicological criteria of the chemicals. The first registrations were required in 2010; subsequent registrations are due in 2013 and 2018. We registered five chemicals in 2010 to meet our initial obligations under REACH. The toxicological criteria considered for registration determinations are carcinogenicity, mutagenicity, reproductive toxicity (category 1 and 2), and aquatic toxicity. By June 1, 2011, companies are required to notify the European Chemicals Agency of products containing above 0.1 percent of substances of very high concern on the candidate list for authorization. By June 1, 2013, the European Commission will review whether substances with endocrine disruptive properties should be authorized if safer alternatives exist. By June 1, 2019, the European Commission will determine whether to extend the duty to warn from substances of very high concern to those that could be dangerous or unpleasant. We do not expect that the costs to comply with current chemical product safety requirements or REACH will be material to our operations or financial position. It is possible that other regions in which we operate could follow the European Union approach and adopt more stringent chemical product safety requirements.

Health and Safety Regulation. We are subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes, laws and regulations. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. Failure to comply with these requirements could subject us to monetary penalties, injunction and enforcement actions. The Occupational Safety and Health Administration’s (“OSHA”) hazard communication standard, the EPA’s community right-to-know regulations under Title III of CERCLA and similar state laws require that we organize and/or disclose information about hazardous materials used or produced in our operations.

Our operations are also subject to standards designed to ensure the safety of our processes, including OSHA’s Process Safety Management standard. The Process Safety Management standard imposes requirements on regulated entities relating to the management of hazards associated with highly hazardous chemicals. Such requirements include conducting process hazard analyses for processes involving highly hazardous chemicals, developing detailed written operating procedures, including procedures for managing change, and evaluating the mechanical integrity of critical equipment. As a result of a process safety audit of our Houston plant conducted by OSHA’s local office under its process safety Regional Emphasis Program, we entered into a compliance agreement on October 6, 2007 with OSHA, which agreement required us to implement certain corrective actions on a three-year timetable through June 2010. We met all of the abatement and corrective action requirements in compliance with the deadlines in the compliance agreement. In addition, we expect to incur capital expenditures in the future as part of our ongoing baseline capital expenditure program to address the findings of the ongoing process hazard assessments, including expenditures to upgrade equipment and instrumentation at our Houston and Port Neches plants.

Security Regulation. We are subject to the requirements of the United States Department of Homeland Security’s Chemical Facility Anti-Terrorism Standard at our Baytown facility and the Marine Transportation Security Act at our Houston, Port Neches, and Lake Charles facilities. These requirements establish minimum standards for security at chemical facilities and marine-based chemical facilities, respectively. We are currently in the process of scope definition and engineering design of facility modifications for compliance with these requirements. Under the Marine Transportation Security Act, we have been awarded various matching grants to assist with development and implementation of enhanced security systems at our Houston, Port Neches and Lake Charles facilities.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE K – DEFINED BENEFIT PENSION PLAN

For the periods presented, periodic pension cost consists of the following components (in thousands):

	Three Months Ended March 31,
	2011	2010
Components of net periodic pension cost:
Service cost	$270	$332
Interest cost	67	55
Expected return on assets	(79)	(35)
Amortization of actuarial loss	-	14

	$258	$366

NOTE L – SEGMENT INFORMATION

We manage our core business as two operating segments based on the products we offer and the markets we serve. Our organizational structure is designed to most effectively manage our business segments and service the needs of our customers. Our operating segments are the C4 Processing business and the Performance Products business.

In the C4 Processing segment, we process the crude C4 stream into several higher value components, namely butadiene, butene-1, raffinates and MTBE. In our Performance Products segment, we produce high purity isobutylene and process isobutylene to produce higher value derivative products, such as polyisobutylene and diisobutylene, and we produce nonene and tetramer at our Baytown facility.

We produce steam and electricity for our own use at our Houston facility and we sell a portion of our steam production as well as excess electricity. The revenues and expenses related to sale of steam and electricity are not significant and are included in the C4 Processing segment.

1.	Reportable Segments

The following table provides unaudited sales volumes, revenues, cost of sales, operating expenses and Adjusted EBITDA (defined below) by reportable segment (amounts in thousands) for the quarters ended March 31, 2011 and March 31, 2010. The table also provides a reconciliation of Adjusted EBITDA to Net Income, the US GAAP measure most directly comparable to Adjusted EBITDA.

Adjusted EBITDA is not a measure computed in accordance with US GAAP. A non-US GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with US GAAP in the statements of operations, balance sheets, or statements of cash flows (or equivalent statements); or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

Adjusted EBITDA is presented because management believes it enhances understanding by investors and lenders of the Company’s operating performance. Since Adjusted EBITDA is not a measure computed in accordance with US GAAP, it does not represent cash flow from operations, nor is it intended to be presented herein as a substitute to operating income or net income as indicators of the Company’s operating performance. Adjusted EBITDA is the primary performance measurement used by our senior management and our Board of Directors to evaluate operating results and to allocate capital resources between our business segments.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We calculate Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (EBITDA), which is then adjusted to remove or add back certain items. The items removed or added back have historically consisted of items we consider to be non-recurring in nature and which we believe distort comparability between periods, as well as certain non-cash items such as stock-based compensation and unrealized gains and losses on derivative financial instruments. As indicated in the table below, during the first quarter of 2011 we revised previously reported Adjusted EBITDA to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments, because they are recurring in nature. As shown below in the reconciliation of Adjusted EBITDA to Net Income, the US GAAP measure most directly comparable to Adjusted EBITDA, under the revised definition of Adjusted EBITDA, there were no adjustments to EBITDA for the quarters ended March 31, 2011 and 2010. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies; therefore, it may not be comparable to other companies.

Sales volumes and financial results by operating segment are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Sales volumes (lbs) (1)
C4 Processing	581,209	531,037
Performance Products	169,528	153,663

	750,737	684,700

Revenues:
C4 Processing	$434,320	$299,731
Performance Products	121,271	100,994

	$555,591	$400,725

Cost of sales (2):
C4 Processing	$376,320	$260,448
Performance Products	99,625	80,564

	$475,945	$341,012

Operating expenses (2):
C4 Processing	$27,428	$24,627
Performance Products	10,068	9,029

	$37,496	$33,656

Adjusted EBITDA - as previously defined (3):
C4 Processing	$30,572	$14,657
Performance Products	11,578	11,401
Corporate	(6,317)	(6,952)

	$35,833	$19,106

Adjusted EBITDA - current definition (3):
C4 Processing	$30,572	$14,657
Performance Products	11,578	11,401
Corporate	(6,659)	(5,992)

	$35,491	$20,066

(1)

Sales volumes represent product sales volumes only and do not include volumes of products delivered under tolling or similar arrangements, in which we do not purchase the raw materials, but process raw materials for another party for a specified fee.

(2)	Does not include depreciation and amortization expense.

(3)

See above for a discussion of Adjusted EBITDA and the revision of previously reported amounts for the prior year period to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments. See below for a reconciliation of Adjusted EBITDA to Net Income for the periods presented. Net Income is the US GAAP measure most directly comparable to Adjusted EBITDA.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net income	$11,409	$4,052

Income tax expense	5,687	2,663
Interest expense, net	8,377	3,510
Depreciation and amortization	10,018	9,841

EBITDA	35,491	20,066

Non-cash stock-based compensation	342	70
Unrealized gain on derivatives	-	(1,030)

Adjusted EBITDA as previously defined	35,833	19,106

Non-cash stock-based compensation	(342)	(70)
Unrealized gain on derivatives	-	1,030

Adjusted EBITDA	$35,491	$20,066

2.	Segment Assets

We do not identify and report assets by segment internally; consequently, such information is not presented herein.

3.	Intersegment Sales

Inter-segment product transfers from the C4 Processing segment to the Performance Products segment are not significant and, as such, are not reported as inter-segment revenues.

NOTE M – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, we determined there were no subsequent events that should be disclosed or recognized in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Transition Report on Form 10-K for the six-month period ended December 31, 2010.

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

The primary driver of our businesses is general economic and industrial growth. Our results are impacted by the effects of economic upturns or downturns on our customers and our suppliers, as well as on our own costs to produce, sell and deliver our products. Our customers generally use our products in their own production processes; therefore, if our customers curtail production of their products, our results could be materially affected. In particular, our feedstock costs and product prices are susceptible to volatility in pricing and availability of crude oil, natural gas and oil-related products such as unleaded regular gasoline. Prices for these products tend to be volatile as well as cyclical, as a result of global and local economic factors, worldwide political events, weather patterns and the economics of oil and natural gas exploration and production, among other things.

Material Industry Trends

We receive most of our crude C4 from steam crackers, which are designed to process naphtha and natural gas liquids (NGLs) as feedstocks for ethylene production. Crude C4 is a byproduct of the ethylene production process, and the volume of crude C4 produced by the process is driven by both the volume of ethylene produced and the composition of the steam cracker feedstock. Some major ethylene producers have the flexibility to vary from light feedstocks, such as NGLs, to heavier feedstocks, such as naphtha, or vice versa depending on the economics of the feedstock. When ethylene producers process heavier feedstock, greater volumes of crude C4 are produced. However, when light feedstocks are inexpensive relative to heavy feedstocks, the producers may choose to process those light feedstocks instead, a process referred to as “light cracking,” which results in lower volumes of crude C4 production. Throughout 2010 and the first quarter of 2011, NGL prices have remained attractive relative to naphtha; consequently, light cracking has been prevalent and crude C4 supply has been reduced over the same period, which has had a negative impact on our C4 Processing segment production and sales volumes.

The upward trend in petroleum prices, related commodity market indices, general economic conditions and demand that created increasingly favorable market conditions for our products over the course of 2010 continued through the first quarter of 2011. Since a substantial portion of our product selling prices and raw material costs are linked to commodity indices (such as indices based on the price of unleaded regular gasoline, butane, isobutane or refinery grade propylene), we have experienced upward trends in both our selling prices and raw material costs during 2010 and the first quarter of 2011. Over this same period of time our selling prices and margins have also been positively impacted by structurally tight supply and growing demand for our products.

Recent Developments

On February 4, 2011 we announced that our Board of Directors approved $5 million to fund a detailed engineering study to begin the process toward restarting certain of our dehydrogenation assets at our Houston facility. We own two independent dehydrogenation units whose technology allows the production of a single, targeted olefin from an NGL feedstock (such as butane), as opposed to steam cracking technology which must generate a range of various olefins. These existing assets, if refurbished, could be capable of producing on-purpose propylene, isobutylene, butene-1, butadiene, or isoprene from NGLs. The engineering study contemplates the restart of one of these two idled dehydrogenation units, and we will also explore opportunities surrounding the second unit. These dehydrogenation assets would provide isobutylene feedstock for our rapidly growing fuels products and performance products, including polyisobutylenes, high purity isobutylene and diisobutylene. While commencement of construction would also be contingent upon obtaining required operating permits, we have previously applied for such permits with the appropriate regulatory agencies. We have a long history of producing isobutylene using our dehydrogenation assets and, with butane feedstock availability increasing and the resulting product markets in a structurally short position, we believe that returning these assets to service could generate value for our stockholders.

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

On March 3, 2011, we announced that our Board of Directors approved a stock repurchase program for up to $30.0 million of the Company’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. As of March 31, 2011 we had purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. Subsequent to March 31, 2011 through the filing date of this Form 10-Q there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will also be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

On March 4, 2011, Christopher A. Artzer informed us of his intentions to resign as Vice President, General Counsel and Secretary of the Company. His resignation was effective as of March 11, 2011.

On March 18, 2011, we announced that our Board of Directors elected Michael T. McDonnell as President and Chief Executive Officer and appointed him to the Board of Directors, each effective March 22, 2011. Mr. McDonnell replaced Charles W. Shaver in those roles. Mr. Shaver retired as President and Chief Executive Officer on March 22, 2011, and retired from the Board of Directors effective on that date.

On March 28, 2011, Kenneth E. Glassman, a member of our Board of Directors, notified us that he will not stand for reelection as a director upon the expiration of his term at our 2011 Annual Meeting of Stockholders.

Results of Operations

The following table provides unaudited sales volumes, revenues, cost of sales, operating expenses and Adjusted EBITDA (defined below) by reportable segment (amounts in thousands) for the quarters ended March 31, 2011 and March 31, 2010. The table also provides a reconciliation of Adjusted EBITDA to Net Income, the US GAAP measure most directly comparable to Adjusted EBITDA. Please refer to this information, as well as our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, when reading our discussion and analysis of results of operations below.

Adjusted EBITDA is not a measure computed in accordance with US GAAP. A non-US GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with US GAAP in the statements of operations, balance sheets, or statements of cash flows (or equivalent statements); or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

Adjusted EBITDA is presented and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations because management believes it enhances understanding by investors and lenders of the Company’s operating performance. Since Adjusted EBITDA is not a measure computed in accordance with US GAAP, it does not represent cash flow from operations, nor is it intended to be presented herein as a substitute to operating income or net income as indicators of the Company’s operating performance. Adjusted EBITDA is the primary performance measurement used by our senior management and our Board of Directors to evaluate operating results and to allocate capital resources between our business segments.

We calculate Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (EBITDA), which is then adjusted to remove or add back certain items. The items removed or added back have historically consisted of items we consider to be non-recurring in nature and which we believe distort comparability between periods, as well as certain non-cash items such as stock-based compensation and unrealized gains and losses on derivative financial instruments. As indicated in the table below, during the first quarter of 2011 we revised previously reported Adjusted EBITDA to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments, because they are recurring in nature. As shown below in the reconciliation of Adjusted EBITDA to Net Income, the US GAAP measure most directly comparable to Adjusted EBITDA, under the revised definition of Adjusted EBITDA, there were no adjustments to EBITDA for the quarters ended March 31, 2011 and 2010. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies; therefore, it may not be comparable to other companies.

	Three Months Ended March 31,
	2011	2010
Sales volumes (lbs) (1)
C4 Processing	581,209	531,037
Performance Products	169,528	153,663

	750,737	684,700

Revenues:
C4 Processing	$434,320	$299,731
Performance Products	121,271	100,994

	$555,591	$400,725

Cost of sales (2):
C4 Processing	$376,320	$260,448
Performance Products	99,625	80,564

	$475,945	$341,012

Operating expenses (2):
C4 Processing	$27,428	$24,627
Performance Products	10,068	9,029

	$37,496	$33,656

Adjusted EBITDA - as previously defined (3):
C4 Processing	$30,572	$14,657
Performance Products	11,578	11,401
Corporate	(6,317)	(6,952)

	$35,833	$19,106

Adjusted EBITDA - current definition (3):
C4 Processing	$30,572	$14,657
Performance Products	11,578	11,401
Corporate	(6,659)	(5,992)

	$35,491	$20,066

(1)

Sales volumes represent product sales volumes only and do not include volumes of products delivered under tolling or similar arrangements, in which we do not purchase the raw materials, but process raw materials for another party for a specified fee.

(2)	Does not include depreciation and amortization expense.

(3)

See above for a discussion of Adjusted EBITDA and the revision of previously reported amounts for the prior year period to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments. See below for a reconciliation of Adjusted EBITDA to Net Income for the periods presented. Net Income is the US GAAP measure most directly comparable to Adjusted EBITDA.

	Three Months Ended March 31,
	2011	2010
Net income	$11,409	$4,052

Income tax expense	5,687	2,663
Interest expense, net	8,377	3,510
Depreciation and amortization	10,018	9,841

EBITDA	35,491	20,066

Non-cash stock-based compensation	342	70
Unrealized gain on derivatives	-	(1,030)

Adjusted EBITDA as previously defined	35,833	19,106
Non-cash stock-based compensation	(342)	(70)
Unrealized gain on derivatives	-	1,030

Adjusted EBITDA	$35,491	$20,066

Quarter ended March 31, 2011 versus quarter ended March 31, 2010

Revenues

Total revenues for the current quarter were $555.6 million, an increase of $154.9 million, or 39%, compared to total revenues of $400.7 million for the prior year quarter. The increase in revenues reflected a 27% increase in the overall average unit selling price, due to rising commodity prices across most of our product line portfolio, and a 10% increase in overall sales volume, due to increased feedstock availability and operational improvements. The higher average unit selling price in the current quarter reflected the favorable trend over the past year in overall market conditions for our products as well as the upward trend in petroleum prices and related commodity market indices to which a substantial portion of our product selling prices are linked.

C4 Processing segment revenues of $434.3 million for the current quarter were up $134.6 million, or 45%, compared to the prior year quarter. The increase was driven by both higher selling prices and increased sales volume in almost all product lines, which reflected higher commodity prices, growing global demand from our customers, increased crude C4 feedstock supply and structurally tight supply of our products due to ethylene crackers processing lighter feedstocks. The average unit selling price for the segment was up 32%, which had a positive impact of $106 million, and sales volume was up 9%, which had a positive impact of $29 million. The average unit selling price for butadiene increased 42% compared to the prior year quarter and average selling prices for butene-1 and our fuel-related products also increased due to a 27% increase in the price of unleaded regular gasoline.

Performance Products segment revenues were $121.3 million compared to $101.0 million in the prior year quarter, an increase of $20.3 million, or 20%. The improvement reflected the combined impact of a 9% increase in average unit selling price for the segment and 10% higher sales volume. The higher average unit selling price and higher sales volume each contributed $10 million to the overall improvement. The higher average unit selling price reflected a 15% increase in the price of butane, which is a major pricing component of our isobutylene derivative products, and 26% increase in the price of refinery grade propylene, which is a major pricing component of our propylene derivative products. The 10% increase in sales volume was largely attributable to higher volume of by-product streams which carry near break-even profit margins.

Cost of sales

Total cost of sales was $475.9 million in the current quarter compared to $341.0 million in the prior year quarter. The overall $134.9 million, or 40%, increase reflected 27% higher average unit cost of sales and the 10% increase in sales volume. Total cost of sales represented 86% and 85% of total revenues in the current and prior year quarters, respectively.

C4 Processing segment cost of sales was $376.3 million in the current quarter compared to $260.4 million in the prior year quarter, which represents an increase of $115.9 million, or 45%. The increase was driven primarily by 32% higher average unit cost of sales, which increased cost of sales by $91 million and, to a lesser degree, the 9% higher sales volume which had a $25 million impact. Cost of sales in the current and prior year quarters included favorable butadiene inventory effects of $8.2 million and $4.1 million, respectively, as average inventory values coming into both quarters were lower than the average cost of raw materials purchased during the quarters. C4 Processing segment cost of sales as a percentage of segment revenues was 87% in both the current and prior year quarters.

Performance Products segment cost of sales were $99.6 million in the current quarter compared to $80.6 million in the prior year quarter, which represents an increase of $19.1 million, or 24%. The increase reflected the combined effect of 12% higher average unit cost of sales and 10% higher sales volume. The impact of the higher average unit cost and higher sales volume was $11 million and $8 million, respectively. The higher average unit cost reflected substantially higher raw material costs for all product lines within the segment. High purity isobutylene raw material costs are linked to unleaded regular gasoline prices, which were up 27% over the prior year quarter. Isobutylene derivatives raw material costs are linked to butane prices, which were up 15%. Propylene derivatives raw material costs are linked to propylene costs, which were up 26%. Performance Products segment cost of sales as a percentage of segment revenues was 82% in the current quarter and 80% in the prior year quarter.

Many of our supply contracts and sales contracts use matching commodity indices for determining pricing, which mitigates fluctuations in our material margin percentage (which we define as the percentage of the difference between total revenues and raw material costs to total revenues) to varying degrees. Nevertheless, our material margin percentage, while relatively stable over time, is not perfectly constant. In the current quarter our overall average unit selling price was $0.15, or 27%, higher than the prior year quarter, while our overall average unit raw material cost (the primary component of cost of sales) was up $0.14, or 30%. The fact that the percentage changes in overall average unit selling price and average unit raw material cost did not change in absolute lockstep indicates a change in our material margin percentage. Changes in the material margin percentage occur, despite the index-based pricing in our supply contracts and sales contracts, in part because the effect of using matching indices is lessened if we do not purchase the feedstock and sell the finished product in the same period, or if the index used for purchasing the raw materials is tied to a different period than the index in the sales contract. Contract turnover, changes in feedstock and product mix and other factors also can impact our material margin percentage.

Operating expenses

Operating expenses incurred in the current quarter were $37.5 million compared to $33.7 million in the prior year quarter. The $3.8 million increase reflected higher personnel expenses, the incremental cost of process improvement consulting services and higher plant maintenance expenses. The higher plant maintenance expenses included a write-off of $1.1 million of previously deferred turnaround cost as a result of accelerating the timing of a planned turnaround at the Houston facility.

General and administrative expenses

General and administrative expenses of $7.1 million in the current quarter were down $0.4 million, or 5%, compared to the prior year quarter. The overall decline primarily reflected lower costs for contract services and professional fees.

Depreciation and amortization expense

Depreciation and amortization expense was $10.0 million in the current quarter compared to $9.8 million in the prior year quarter. The slightly higher depreciation expense reflects depreciation on projects completed over the past year, none of which were individually significant.

Interest expense, net

Interest expense, net in the current quarter was $8.4 million, compared to $3.5 million in the prior year quarter. The increase reflected the impact of our long-term debt refinancing in October 2010, in which we repaid the full $268.8 million principal amount of our Term Loan with proceeds from the issuance of $350.0 million principal amount of 8 1/4% Senior Secured Notes, which are due in 2017. For the prior year quarter the interest rate on the Term Loan was LIBOR plus a spread of 2.50%.

Unrealized gain/loss on derivatives

We had no derivative instruments in place at any time during the current quarter. We had an unrealized gain of $1.0 million in the prior year quarter that consisted entirely of a gain on an interest rate swap related to our Term Loan that expired on June 30, 2010.

Other, net

Other, net in both the current and prior year quarters consisted primarily of income from our investment in Hollywood/Texas Petrochemicals LP, which is accounted for under the equity method. We and Kirby Inland Marine, Inc. formed this joint venture to operate four barges capable of transporting chemicals.

Income tax expense

Our effective income tax rates for the current quarter and the comparable prior year quarter were 33.3% and 39.7%, respectively. The effective rate for the current quarter was based on the projected effective rate for the year ending December 31, 2011, and the effective rate for the prior year quarter was based on the projected effective rate for the fiscal year ended June 30, 2010. The projected effective rates for both periods reflected the federal statutory tax rate of 35% adjusted for the impact of projected permanent differences and Texas and Delaware franchise taxes. The 2011 period effective tax rate was lower than the statutory federal rate, primarily reflecting the effect of the projected 2011 Domestic Production Deduction. The 2010 period effective tax rate was higher than the statutory federal rate, which primarily reflected the impact of an increase in that quarter of the projected Texas franchise tax liability for fiscal 2010.

Net income

Net income in the current quarter was $11.4 million compared to $4.1 million in the prior year quarter. The primary components of the $7.4 million increase were the positive impacts of higher total revenues of $154.9, partially offset by higher cost of sales of $134.9 million, higher operating expenses of $3.8 million, higher interest expense of $4.9 million and higher income tax expense of $3.0 million.

Adjusted EBITDA

Adjusted EBITDA (as redefined – see below for further discussion of our revisions to previously reported amounts) for the current quarter was $35.5 million compared to $20.1 million for comparable prior year quarter. The 77% improvement reflected the favorable trend over the past year in overall market conditions for our products as well as the upward trend in petroleum prices and related commodity market indices to which a substantial portion of our product selling prices are linked.

C4 Processing segment Adjusted EBITDA for the current quarter was $30.6 million, which was $15.9 million, or 109%, higher than the $14.7 million for the comparable prior year quarter. The primary driver behind the increase was improved margin between revenue and cost of sales of $18.7 million, which was partially offset by higher operating expenses. Higher average unit margin for the segment had a positive impact of $15 million and the 9% higher sales volume had a positive impact of $4 million. The primary contributors to the overall C4 Processing segment margin improvement were butadiene, driven by improving global demand, and butene-1. As discussed under cost of sales above, C4 segment Adjusted EBITDA in the current and prior year quarters included favorable butadiene inventory effects of $8.2 million and $4.1 million, respectively.

Performance Products segment Adjusted EBITDA for the current quarter was $11.6 million, which was $0.2 million, or 2%, higher than the $11.4 million in the comparable prior year quarter. The primary driver behind the increase was improved margin between revenue and cost of sales of $1.2 million, which was partially offset by higher operating expenses. Higher average unit margin and the 10% higher sales volume had approximately the same positive impact on the overall Performance Products margin. The primary contributor to the average unit margin improvement was polyisobutylene, which was partially offset by lower average unit margin on high purity isobutylene.

Corporate and other expenses, which were up $0.7 million, consisted of general and administrative expenses, unrealized gain on derivatives and other, net which are discussed above.

As discussed above, we have revised the previously reported corporate expense component of Adjusted EBITDA for the prior year quarter ended March 31, 2010 to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments. Under the previous definition, non-cash stock-based compensation of $0.3 million would be added to the reported amount for the current quarter and Adjusted EBITDA would be $35.8 million, which is the comparable amount to the previously reported amount of $19.1 million for the prior year quarter.

Liquidity and Capital Resources

Our financing arrangements consist principally of $350.0 million of 8 1/4% Senior Secured Notes due 2017 (the “Notes”) and a $175 million Revolving Credit Facility (the “Revolving Credit Facility”).

At March 31, 2011, we had total debt of $358.8 million and cash on hand of $61.5 million. Debt outstanding consisted of $347.8 million of the Notes and borrowings under the Revolving Credit Facility of $11.0 million. As of March 31, 2011, we were in compliance with all covenants set forth in the indenture governing the Notes and the credit agreement governing the Revolving Credit Facility.

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

Purchase of Shares under Stock Repurchase Program

On March 3, 2011, we announced that our Board of Directors approved a stock repurchase program for up to $30.0 million of the Company’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. As of March 31, 2011 we had purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. Subsequent to March 31, 2011 through the filing date of this Form 10-Q there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

Cash Flow Summary

The following table summarizes our changes in cash and cash equivalents for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010

Cash flows (used in) provided by:
Operating activities	$(19,754)	$30,878
Investing activities	(8,031)	(1,831)
Financing activities	3,669	(3,279)

Change in cash and cash equivalents	$(24,116)	$25,768

Operating activities

In the quarter ended March 31, 2011, we had negative net cash flows from operations of $19.8 million. The primary components of our negative operating cash flows were increased investment in working capital of $39.6 million and deferred plant turnaround costs of $5.5 million, partially offset by net income of $11.4 million plus depreciation and other net non-cash expenses of $13.9 million. The primary components of the increased investment in working capital during the quarter were increases in inventory and trade accounts receivable (discussed below). The increase in trade accounts receivable was essentially offset by an increase in accounts payable, which reflected higher cost of raw material purchases in March 2011 compared to December 2010. The deferred turnaround costs, related primarily to a major turnaround project at our Houston facility, will be amortized until the next scheduled turnaround.

Our inventory at March 31, 2011 of $133.9 million was $44.6 million higher than the $89.3 million at December 31, 2010. The increase in inventory value reflected the combined effect of a seasonal 21% increase in physical inventory volumes and a 24% higher overall average cost per pound. The higher volume reflected an increase in days of inventory on hand from 19 days at December 31, 2010 to 22 days at March 31, 2011, which reflects our objective of having sufficient inventory to respond to the increased demand from our customers. The higher average cost per pound reflected the higher value of butadiene and the higher value of fuel related products, for which selling prices are linked to gasoline prices, which are both expected to continue at least through the second quarter. The impacts of the higher volume and higher average cost were $19 million and $26 million, respectively.

Trade accounts receivable were $231.1 million at March 31, 2011 compared to $177.1 million at December 31, 2010. The increase reflected significantly higher sales in March 2011 compared to December 2010 due to both higher sales volume and higher selling prices. Days of sales outstanding at March 31, 2011 was 32 days, which is comparable to the average over the past year, compared to 33 days at December 31, 2010. Trade accounts receivable were more than 98% current at both March 31, 2011 and December 31, 2010.

In the prior year quarter, we had positive net cash flows from operations of $30.9 million. The primary components of the positive operating cash flows were the federal income tax refund of $39.8 million from the carry back of our fiscal 2009 net operating loss, net income of $4.1 million plus depreciation and other net non-cash expenses of $12.7 million, partially offset by increased investment in working capital of $22.0 million and turnaround costs incurred of $3.8 million.

Investing activities

During the current and prior year quarters, we invested $8.0 million and $1.8 million, respectively, in the form of capital expenditures. The low level of capital expenditures in the prior year period reflected baseline capital spending following completion of our major capital investment initiatives in early fiscal 2009. Capital spending in the current quarter, in addition to baseline spending, includes $2.4 million for the new lab at the Houston facility along with other selected plant safety-related projects and profit adding projects, none of which are individually significant. The new lab building is projected to be complete by mid-summer 2011 at a total cost of approximately $9.5 million.

Financing activities

Net cash provided by financing activities of $3.7 million in the current quarter consisted primarily of borrowings on the Revolving Credit Facility of $11.0 million, partially offset by stock purchases under the Stock Repurchase Program of $7.8 million. Net cash used in financing activities of $3.3 million in the prior year quarter included repayments on our insurance debt of $2.2 million, repayments of borrowings on the Revolving Credit Facility of $0.4 million and principal payments on the Term Loan of $0.7 million.

The outstanding borrowings of $11.0 million under the Revolving Credit Facility at March 31, 2011 were used to fund working capital requirements of TPC Group LLC near the end of the quarter, since essentially the entire amount of cash on hand of $61.5 million at March 31, 2011 represented the remaining amount of the $130.0 million distribution by TPC Group LLC to TPC Group Inc. permitted under the terms of the Notes indenture and the Revolving Credit Facility agreement. Of the total $130.0 million distribution, $61.4 million was used in December 2010 to fund the purchase of shares in accordance with a tender offer and $30.0 million was designated by our Board of Directors on March 1, 2011 to be utilized in a stock repurchase program, of which $7.8 million was used as of March 31, 2011.

Off-balance sheet arrangements

We do not currently utilize any off-balance sheet arrangements to enhance our liquidity and capital resource positions, or for any other purpose.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material developments during the current quarter regarding the matters previously disclosed about quantitative and qualitative market risk in our Transition Report on Form 10-K for the six months ended December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Controls

During the quarter ended March 31, 2011 there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note J to the condensed consolidated financial statements for a description of certain legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to purchases by us of shares of our common stock during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be purchased under the Plans or Programs

January 2011	—	—	—	N/A
February 2011	—	—	—	N/A
March 2011	282,532	$27.59	282,532	$22.2 million

Total	282,532	$27.59	282,532	$22.2 million

On March 3, 2011, we announced that our Board of Directors approved a stock repurchase program for up to $30.0 million of the Company’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. As of March 31, 2011 we had purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. Subsequent to March 31, 2011 through the filing date of this Form 10-Q there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Executive Employment Agreement dated March 18, 2011, effective as of March 22, 2011, between TPC Group Inc. and Michael T. McDonnell (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2011).

10.2

Amendment to Executive Employment Agreement dated as of March 25, 2011 between TPC Group Inc. and Michael T. McDonnell (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2011).

10.3

Restricted Stock Unit Award Agreement dated as of March 25, 2011 between TPC Group Inc. and Michael T. McDonnell (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2011).

10.4	Stock Appreciation Rights Agreement dated as of March 25, 2011 between TPC Group Inc. and Michael T. McDonnell (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2011).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
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

TPC Group Inc.

Date: May 13, 2011	By:	/s/ Michael T. McDonnell
Michael T. McDonnell
President and Chief Executive Officer

Date: May 13, 2011	By:	/s/ Miguel A. Desdin
Miguel A. Desdin
Senior Vice President and Chief Financial Officer