Form 10-Q
period 2011-06-30
TPC Group Inc.
filed 2011-08-12
CIK 1452217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of August 4, 2011 was 15,972,520.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

TPC Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,066	$85,594
Trade accounts receivable	291,995	177,065
Inventories	166,345	89,264
Other current assets	24,071	24,131

Total current assets	548,477	376,054

Property, plant and equipment, net	484,993	484,492
Investment in limited partnership	2,577	2,733
Intangible assets, net	5,931	5,953
Other assets	40,838	42,946

Total assets	$1,082,816	$912,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$265,331	$150,026
Accrued liabilities	46,559	30,870

Total current liabilities	311,890	180,896

Long-term debt	347,912	347,786
Deferred income taxes	117,874	117,874

Total liabilities	777,676	646,556

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 authorized and 16,149,865 and 16,379,803 issued and 15,972,520 and 16,202,458 shares outstanding, respectively	161	164
Additional paid-in capital	174,169	175,376
Accumulated earnings	134,058	93,330
Accumulated other comprehensive income	71	71
Treasury stock, at cost, 177,345 shares	(3,319)	(3,319)

Stockholders’ equity	305,140	265,622

Total liabilities and stockholders’ equity	$1,082,816	$912,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$792,892	$531,833	$1,348,483	$932,559
Cost of sales (excludes items listed below)	677,229	453,976	1,153,173	794,988
Operating expenses	36,751	34,516	74,248	68,172
General and administrative expenses	8,321	9,065	15,419	16,549
Depreciation and amortization	10,348	9,810	20,366	19,651

Income from operations	60,243	24,466	85,277	33,199

Other (income) expense:
Interest expense, net	8,633	4,002	17,010	7,513
Unrealized gain on derivatives	-	(1,063)	-	(2,092)
Other, net	(418)	(776)	(856)	(1,238)

Income before income taxes	52,028	22,303	69,123	29,016

Income tax expense	17,731	7,893	23,418	10,555

Net income	$34,297	$14,410	$45,705	$18,461

Earnings per share:
Basic	$2.15	$0.80	$2.84	$1.03

Diluted	$2.12	$0.80	$2.82	$1.03

Weighted average shares outstanding:
Basic	15,965	17,997	16,083	17,977
Diluted	16,158	18,004	16,226	17,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stock	Stockholders’
	Shares	Amount	Capital	Earnings	Income	at Cost	Equity
Balances – December 31, 2010	16,203	$164	$175,376	$93,330	$71	$(3,319)	$265,622
Net income	-	-	-	45,705	-	-	45,705

Comprehensive income							45,705

Exercise of stock options	31	-	764	-	-	-	764
Vesting of restricted stock	21	-	-	-	-	-	-
Stock compensation expense	-	-	850	-	-	-	850
Stock purchased and retired	(282)	(3)	(2,821)	(4,977)	-	-	(7,801)

Balances – June 30, 2011	15,973	$161	$174,169	$134,058	$71	$(3,319)	$305,140

The accompanying notes are an integral part of this condensed consolidated financial statement.

TPC Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities	$8,354	$129,650

Cash flows from investing activities:
Capital expenditures	(20,845)	(9,830)

Cash flows from financing activities:
Repayments on Term Loan	-	(1,352)
Net payments on Revolving Credit Facility borrowings	-	(400)
Payments on insurance debt	-	(2,609)
Debt issuance costs	-	(4,621)
Exercise of stock options	764	3,020
Tax benefit windfall from share-based compensation arrangements	-	337
Purchase of common stock	(7,801)	-

Net cash used in financing activities	(7,037)	(5,625)

(Decrease) increase in cash and cash equivalents	(19,528)	114,195
Cash and cash equivalents, beginning of period	85,594	447

Cash and cash equivalents, end of period	$66,066	$114,642

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

Our principal raw material feedstocks are crude C4, crude isobutylene and refinery grade propylene. The pricing under our supply contracts and sales contracts is usually linked to a commodity price index, such as indices based on the price of unleaded regular gasoline, butane, isobutane or refinery grade propylene, or to the price at which we sell the finished product. Our supply and sales contracts, which link pricing to commodity price indices, are considered normal purchase and sales contracts under applicable accounting guidance and are therefore not considered to be derivative instruments. This determination has been made based on the following criteria: (a) the supply and sales contracts conform to normal industry pricing and quantity terms; (b) the underlying price indices are considered clearly and closely related to the product being purchased or sold since they are directly relevant to the market value of the product being purchased or sold; (c) the contracts are settled via physical delivery; (d) the magnitude of the price adjustments based on the changes in the underlying commodity price indices are proportionate to the impact on the fair value of the asset being purchased or sold; and (e) these contracts have been documented as normal supply and sales contracts.

NOTE C – DETAIL AND DISCUSSION OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

At June 30, 2011, included in cash and cash equivalents was $60.8 million invested in short term money market investments in a major U.S. bank. We believe that the likelihood of any loss of cash and cash equivalents is remote and that we are not exposed to any significant credit risk on cash and cash equivalents.

Inventories, as of the dates presented, are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Finished goods	$111,306	$46,813
Raw materials and chemical supplies	55,039	42,451

	$166,345	$89,264

Other current assets, as of the dates presented, are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Prepaid expense and other	$7,481	$7,900
Repair parts inventory	9,270	8,911
Deferred taxes, net	7,320	7,320

	$24,071	$24,131

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Amounts attributable to our investment in Hollywood/Texas Petrochemicals LP for the six months ended June 30, 2011 are as follows (in thousands):

Balance December 31, 2010	$2,733
Equity in Earnings	644
Distributions	(800)

Balance June 30, 2011	$2,577

Intangible Assets

Changes in the carrying amount of our intangible assets, for the six months ended June 30, 2011, are as follows (in thousands):

	Intangible	Accumulated	Carrying
	assets	amortization	value
Balance at December 31, 2010	$6,220	$(267)	$5,953
Amortization	-	(22)	(22)

Balance at June 30, 2011	$6,220	$(289)	$5,931

The gross carrying amounts and accumulated amortization of intangible assets, as of June 30, 2011, are as follows (in thousands):

	Gross		Net
	carrying	Accumulated	carrying
	value	amortization	value
Technology license	$5,499	$-	$5,499
Patents	721	(289)	432

	$6,220	$(289)	$5,931

Accrued liabilities, as of the dates presented, are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Accrued payroll and benefits	$6,990	$6,123
Accrued freight	3,855	3,755
Accrued interest	7,636	7,166
Federal and state income tax	14,908	868
Property and sales tax	5,196	7,527
Deferred revenue	7,021	3,914
Other	953	1,517

	$46,559	$30,870

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The increase in accrued federal and state income tax reflects the federal and state tax provision for the six months ended June 30, 2011.

NOTE D – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

No accounting pronouncements were adopted during the six months ended June 30, 2011.

NOTE E – DEBT

Outstanding debt is shown below as of the dates presented (in thousands):

	June 30,	December 31,
	2011	2010
8 1/4% Senior Secured Notes	$350,000	$350,000
Unamortized discount on Notes	(2,088)	(2,214)

	347,912	347,786
Less current portion of long-term debt	-	-

Total long-term debt	$347,912	$347,786

Our financing arrangements consist of $350.0 million of 8 1/4% Senior Secured Notes (the “Notes”) due 2017 and a $175 million revolving credit facility (the “Revolving Credit Facility”).

At June 30, 2011, we had total debt of $347.9 million and the ability to access $175.0 million of availability under the Revolving Credit Facility while still maintaining compliance with the covenants contained therein and in the indenture governing the Notes. As of June 30, 2011, we were in compliance with all covenants set forth in the indenture governing the Notes and the credit agreement governing the Revolving Credit Facility.

1. 8 1/4% Senior Secured Notes

The Notes are due October 1, 2017 and interest is paid semi-annually in arrears on April 1 and October 1 of each year. At June 30, 2011 the Notes have a carrying value of $347.9 million and a fair value of approximately $361.4 million.

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

As of June 30, 2011 and December 31, 2010, we had no outstanding assets or liabilities measured at fair value on a recurring basis.

2. Derivative Financial Instruments

The nature of our business involves market and financial risks. Specifically, we are exposed to commodity price risks and interest rate fluctuations on any outstanding borrowings under our Revolving Credit Facility. We have elected, from time to time, to manage commodity price risks and interest rate fluctuations with commodity swap, interest rate swap, and interest rate cap instruments. We were not party to any derivative financial instruments at December 31, 2010 or at any time during the six months ended June 30, 2011. Consequently, we incurred no realized or unrealized gains or losses related to derivative financial instruments during the six months ended June 30, 2011.

During the three and six months ended June 30, 2010, we were party to an interest rate swap which matured on June 30, 2010. The interest rate swap was not designated as a hedge; consequently, the change in the fair value during the three and six months ended June 30, 2010, was recognized in earnings as an unrealized gain of $1.1 million and $2.1 million, respectively.

NOTE G – PURCHASE OF SHARES UNDER STOCK REPURCHASE PROGRAM

On March 3, 2011, we announced that our Board of Directors approved a stock repurchase program for up to $30.0 million of the Company’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. During the first quarter of 2011 we purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. Subsequent to the first quarter through the filing date of this Form 10-Q there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Basic and diluted earnings per share are computed for the periods presented as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income available to common shareholders	$34,297	$14,410	$45,705	$18,461

Average common shares outstanding	15,965	17,997	16,083	17,977

Basic earnings per share	$2.15	$0.80	$2.84	$1.03

Diluted earnings per share:
Net income available to common shareholders	$34,297	$14,410	$45,705	$18,461

Average common shares outstanding	15,965	17,997	16,083	17,977
Add: common stock equivalents:
Stock options and restricted stock	193	7	143	4

Diluted average common shares outstanding	16,158	18,004	16,226	17,981

Diluted earnings per share	$2.12	$0.80	$2.82	$1.03

Anti-dilutive stock options not included in the treasury stock method	-	246	-	246

Average grant price of stock options not included in the treasury stock method	$-	$26.53	$-	$26.53

NOTE I – INCOME TAXES

Our effective income tax rates for the three month periods ended June 30, 2011 and 2010 were 34.1% and 35.4%, respectively, and for the six month periods ended June 30, 2011 and 2010 were 33.9% and 36.4%, respectively. The effective rates for the 2011 periods were based on the projected effective rate for the year ending December 31, 2011 and the effective rates for the 2010 periods were based on the actual effective rate for the fiscal year ended June 30, 2010. The projected effective rate for 2011 was based on the federal statutory tax rate of 35%, adjusted for the impact of projected permanent differences, and state income taxes. The effective rates for the 2011 periods were slightly lower versus the comparable prior year periods due primarily to the effect of a larger projected Domestic Production Deduction for 2011.

NOTE J – COMMITMENTS AND CONTINGENCIES

1. Legal Matters

From time to time, we are party to routine litigation incidental to the normal course of our business, consisting primarily of claims for personal injury or exposure to our chemical products or feedstocks, and environmental matters. We intend to defend these actions vigorously and believe, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to our financial condition, results of operations or cash flows. We record reserves for contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable. Management’s judgment may prove materially inaccurate, and such judgment is subject to the uncertainty of litigation. Many of the personal injury or product exposure lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. To the extent that we are named in any legal proceedings relating to the assets acquired from Huntsman Petrochemical Corporation and Huntsman Fuels, LP (collectively, “Huntsman”) on June 27, 2006 where the alleged events giving rise to the proceeding occurred prior to our ownership of the assets, we should be indemnified in such proceedings by Huntsman, subject to specified terms and limitations contained in the Purchase and Sales Agreement with Huntsman.

Our contractual arrangements with our customers and suppliers are typically very complicated and can include, for example, complex index based pricing formulas that determine the price for our feedstocks or finished products. Due to the complicated nature of our contractual arrangements, we can, from time to time, be involved in disputes with our

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

customers and suppliers regarding the interpretation of these contracts, including the index-based pricing formulas. These disputes occur in the normal course of our business, seldom result in actual formal litigation, and are typically resolved in the context of the broader commercial relationship that we have with the customer or supplier. As described above, we record reserves for contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable. Management’s judgment may prove materially inaccurate, and such judgment is subject to the uncertainty of the dispute resolution or litigation process. As of June 30, 2011 we had not recognized any reserves related to unresolved disputes with customers and suppliers as there were no outstanding disputes.

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

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Legislative and regulatory measures to address concerns that emissions of carbon dioxide, methane and other certain gases—commonly referred to as GHGs, may be contributing to warming of the Earth’s atmosphere are in various phases of discussions or implementation at the international, national, regional and state levels. The petrochemical industry is a direct source of certain GHG emissions, namely carbon dioxide, and future restrictions on such emissions could impact our future operations. In the United States, federal legislation imposing restrictions on GHG is under consideration. In addition, EPA has promulgated a series of rulemakings and other actions intended to result in the regulation of GHGs as pollutants under the CAA. In April 2010, EPA promulgated final motor vehicle GHG emission standards, which apply to vehicle model years 2012-2016. EPA has taken the position that the motor vehicle GHG emission standards triggered CAA permitting requirements for certain affected stationary sources of GHG emissions beginning on January 2, 2011. In May 2010, EPA finalized the Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which phases in federal new source review and Title V permitting requirements for certain affected stationary sources of GHG emissions, beginning on January 2, 2011. These EPA rulemakings could affect our operations and ability to obtain air permits for new or modified facilities.

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

In addition to the requirements imposed upon us by law, we also enter into other agreements from time to time with state and local environmental agencies either to avoid the risks of potential regulatory action against us or to implement improvements that exceed current legal requirements. To that end, we have entered into the following agreement that will require us to reduce our emissions of butadiene and other volatile organic compounds at our Houston facility:

•

In January 2009, we signed an Agreed Corrective Action Order (“ACAO”) with Texas Commission on Environmental Quality (TCEQ) related to our Houston facility. The ACAO was approved by the TCEQ Commissioners in April 2009 following a public agenda hearing. The ACAO obligates us to undertake a five-year, $20 million incremental spending program on projects designed to enhance environmental performance that would not normally have been done as part of routine maintenance at our Houston facility. We expect to implement the required measures and incur the incremental spending through a combination of (a) increases in our annual maintenance and capital expenditures throughout the five-year period and (b) additional expenditures in connection with our regularly scheduled turnarounds (typically occurring every three to four years). We expect to fund the incremental expenditures from our operations and/or from borrowings under our Revolving Credit Facility and do not expect the expenditures to have a material impact on our operations or liquidity. As of April 30, 2011, our expenditures on enhanced environmental performance projects in satisfaction of our obligation under the ACAO totaled approximately $8.0 million. In the ACAO, we also commit to reduce emissions of volatile organic compounds from discrete emissions events at our Houston facility on a rolling twelve-month basis by more than thirty-five percent of annual pre-ACAO levels. We are currently in compliance with all requirements in the ACAO.

Chemical Product Safety Regulation. The products we make are subject to laws and regulations governing chemical product safety, including the federal Toxic Substances Control Act (“TSCA”) and chemical product safety laws in jurisdictions outside the United States where our products are distributed. The goal of TSCA is to prevent unreasonable risks of injury to health or the environment associated with the manufacture, processing, distribution in commerce, use or disposal of chemical substances. Under TSCA, the EPA has established reporting, record-keeping, testing and control-related requirements for new and existing chemicals with which we must comply. In September 2009, EPA initiated a comprehensive approach to enhance the management of chemicals under TSCA and announced principles for strengthening U.S. chemical management laws. Changes in chemicals management regulations or laws could impose additional regulatory burdens and costs on us and others in the industry. In December 2006, the European Union adopted a new regulatory framework concerning the Registration, Evaluation and Authorization of Chemicals (known as REACH), which became effective on June 1, 2007. One of its main objectives is the protection of human health and the environment. REACH requires manufacturers and importers to gather information on the properties of their substances that meet certain volume or toxicological criteria and register the information in a central database to be maintained by the European Chemical Agency in Finland. REACH also contains a mechanism for the progressive substitution of the most dangerous chemicals when suitable alternatives have been identified. We met the deadline of December 1, 2008 for the pre-registration of those chemicals manufactured in, or imported into, the European Economic Area in quantities of one metric ton or more that were not otherwise exempted. Complete registrations containing extensive data on the characteristics of the chemicals will be required in three phases, depending on production usage or tonnage imported per year, and the toxicological criteria of the chemicals. The first registrations were required in 2010; subsequent registrations are due in 2013 and 2018. We registered five chemicals in 2010 to meet our initial obligations under REACH. The toxicological criteria considered for registration determinations are carcinogenicity, mutagenicity,

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

reproductive toxicity (category 1 and 2), and aquatic toxicity. By June 1, 2011, companies are required to notify the European Chemicals Agency of products containing above 0.1 percent of substances of very high concern on the candidate list for authorization. By June 1, 2013, the European Commission will review whether substances with endocrine disruptive properties should be authorized if safer alternatives exist. By June 1, 2019, the European Commission will determine whether to extend the duty to warn from substances of very high concern to those that could be dangerous or unpleasant. We do not expect that the costs to comply with current chemical product safety requirements or REACH will be material to our financial condition, results of operations or cash flows. It is possible that other regions in which we operate could follow the European Union approach and adopt more stringent chemical product safety requirements.

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

NOTE K – DEFINED BENEFIT PENSION PLAN

For the periods presented, periodic pension cost consists of the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Components of net periodic pension cost:
Service cost	$270	$332	$540	$664
Interest cost	67	55	134	110
Expected return on assets	(79)	(35)	(158)	(70)
Amortization of actuarial loss	-	14	-	28

	$258	$366	$516	$732

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE L – SEGMENT INFORMATION

We manage our business as two operating segments based on the products we offer and the markets we serve. Our organizational structure is designed to most effectively manage our business segments and service the needs of our customers. Our operating segments are the C4 Processing business and the Performance Products business.

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

1. Reportable Segments

The following table provides unaudited revenues, cost of sales, operating expenses and Adjusted EBITDA (defined below) by reportable segment (amounts in thousands) for the periods presented. The table also provides a reconciliation of Adjusted EBITDA to Net Income, the US GAAP measure most directly comparable to Adjusted EBITDA.

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

Adjusted EBITDA is presented because management believes it enhances understanding by investors and lenders of the Company’s operating performance. As a complement to financial measures provided in accordance with GAAP, management believes that Adjusted EBITDA assists investors and lenders who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance outlook and trends and distort comparability. In addition, management believes a presentation of Adjusted EBITDA on a segment and consolidated basis enhances overall understanding of our performance by providing a higher degree of transparency for such items and providing a level of disclosure that helps investors understand how management plans, measures and evaluates our operating performance and allocates capital. Since Adjusted EBITDA is not a measure computed in accordance with US GAAP, it is not intended to be presented herein as a substitute to operating income or net income as indicators of the Company’s operating performance. Adjusted EBITDA is the primary performance measurement used by our senior management and our Board of Directors to evaluate operating results and to allocate capital resources between our business segments.

We calculate Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (EBITDA), which is then adjusted to remove or add back certain items. The items removed or added back have historically consisted of items we consider to be non-recurring in nature and which we believe distort comparability between periods, as well as certain non-cash items such as stock-based compensation and unrealized gains and losses on derivative financial instruments. As indicated in the table below, during the first quarter of 2011 we revised our previous definition of Adjusted EBITDA to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments, because they are recurring in nature. For comparison purposes the following table shows Adjusted EBITDA for all periods presented under both the revised definition and the previous definition used for the six month transition period ended December 31, 2010. As shown below in the reconciliation of Adjusted EBITDA to Net Income, the US GAAP measure most directly comparable to Adjusted EBITDA, under the revised definition of Adjusted EBITDA, there were no adjustments to EBITDA for any of the periods presented. Our calculation of Adjusted

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

EBITDA may be different from the calculation used by other companies; therefore, it may not be comparable to other companies.

Financial results by operating segment are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2011	2010	2011	2010
C4 Processing	$659,077	$424,545	$1,093,398	$724,277
Performance Products	133,815	107,288	255,085	208,282

	$792,892	$531,833	$1,348,483	$932,559

Cost of sales (1):
C4 Processing	$566,262	$373,068	$942,581	$633,516
Performance Products	110,967	80,908	210,592	161,472

	$677,229	$453,976	$1,153,173	$794,988

Operating expenses (1):
C4 Processing	$25,934	$25,316	$53,363	$49,943
Performance Products	10,817	9,200	20,885	18,229

	$36,751	$34,516	$74,248	$68,172

Adjusted EBITDA-as previously defined during the six months ended December 31, 2010 (2)
C4 Processing	$66,881	$26,161	$97,453	$40,818
Performance Products	12,031	17,181	23,608	28,581
Corporate	(7,396)	(7,804)	(13,712)	(14,756)

	$71,516	$35,538	$107,349	$54,643

Adjusted EBITDA-current definition (2)
C4 Processing	$66,881	$26,161	$97,453	$40,818
Performance Products	12,031	17,181	23,608	28,581
Corporate	(7,903)	(7,227)	(14,562)	(13,219)

	$71,009	$36,115	$106,499	$56,180

(1)	Does not include depreciation and amortization expense.

(2)

See above for a discussion of Adjusted EBITDA and the revision during the first quarter of 2011 of our previous definition of Adjusted EBITDA to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments because they are recurring in nature. See below for reconciliations of Adjusted EBITDA to Net Income for the periods presented. Net Income is the most directly comparable US GAAP measure reported in the Consolidated Statement of Operations.

TPC Group Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$34,297	$14,410	$45,705	$18,461

Income tax expense	17,731	7,893	23,418	10,555
Interest expense, net	8,633	4,002	17,010	7,513
Depreciation and amortization	10,348	9,810	20,366	19,651

EBITDA	71,009	36,115	106,499	56,180
Non-cash stock-based compensation	507	486	850	555
Unrealized gain on derivatives	-	(1,063)	-	(2,092)

Adjusted EBITDA as previously defined during the six months ended December 31, 2010	71,516	35,538	107,349	54,643
Non-cash stock-based compensation	(507)	(486)	(850)	(555)
Unrealized gain on derivatives	-	1,063	-	2,092

Adjusted EBITDA	$71,009	$36,115	$106,499	$56,180

2. Segment Assets

We do not identify and report assets by segment internally; consequently, such information is not presented herein.

3. Intersegment Sales

Inter-segment product transfers from the C4 Processing segment to the Performance Products segment are not significant and, as such, are not reported as inter-segment revenues.

NOTE M – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, we determined there were no subsequent events which should be disclosed or recognized in the financial statements.

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

Cautionary Statements Regarding Forward-Looking Statements

Certain statements made in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements include assumptions, expectations, predictions, intentions or beliefs about future events, particularly statements that may relate to future operating results, existing and expected competition, financing sources and availability, potential returns of capital to stockholders, the effects of seasonality and plans related to strategic alternatives or future expansion activities and capital expenditures. Although TPC Group believes that such statements are based on reasonable assumptions, no assurance can be given that such statements will prove to have been correct. A number of factors could cause actual results to vary materially from those expressed or implied in any forward-looking statements, including risks and uncertainties such as volatility in the petrochemicals industry, limitations on the Company’s access to capital, the effects of competition, leverage and debt service, general economic conditions, litigation and governmental investigations, and extensive environmental, health and safety laws and regulations. More information about the risks and uncertainties relating to the Company and the forward-looking statements are found in the Company’s SEC filings, including the Transition Report on Form 10-K, which are available free of charge on the SEC’s website at http://www.sec.gov. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements herein. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

Material Industry Trends

We receive most of our crude C4 from steam crackers, which are designed to process naphtha and natural gas liquids (NGLs) as feedstocks for ethylene production. Crude C4 is a byproduct of the ethylene production process, and the volume of crude C4 produced by the process is driven by both the volume of ethylene produced and the composition of the steam cracker feedstock. Some major ethylene producers have the flexibility to vary from light feedstocks, such as NGLs, to heavier feedstocks, such as naphtha, or vice versa depending on the economics of the feedstock. When ethylene producers process heavier feedstock, greater volumes of crude C4 are produced. However, when light feedstocks are inexpensive relative to heavy feedstocks, the producers may choose to process those light feedstocks instead, a process referred to as “light cracking,” which results in lower volumes of crude C4 production. Throughout

2010 and the first half of 2011, NGL prices have remained attractive relative to naphtha; consequently, light cracking has been prevalent and crude C4 supply has been reduced over the same period, which has had a negative impact on our C4 Processing segment production and sales volumes.

The upward trend in petroleum prices, related commodity market indices, general economic conditions and demand that created increasingly favorable market conditions for our products over the course of 2010 continued through the first half of 2011. Since a substantial portion of our product selling prices and raw material costs are linked to commodity indices (such as indices based on the price of unleaded regular gasoline, butane, isobutane or refinery grade propylene), we experienced upward trends in both our selling prices and raw material costs during 2010 and the first half of 2011. Over this same period of time our selling prices and margins have also been positively impacted by structurally tight supply and generally strong demand for our products.

2011 Developments

On February 4, 2011, we announced that our Board of Directors approved $5 million to fund a detailed engineering study to begin the process toward restarting certain of our dehydrogenation assets at our Houston facility. We own two independent, world scale dehydrogenation units with technology that allows the production of a single, targeted olefin from natural gas liquid feedstock, as opposed to steam cracking technology which generates a wide range of various olefins. This project contemplates the restart of one of these units. The isobutylene produced from the refurbished dehydrogenation unit will provide an additional strategic source of feedstock for our rapidly growing fuel products and performance products businesses, which include polyisobutylene, high purity isobutylene and diisobutylene. We estimate the refurbished dehydrogenation unit will produce approximately 650 million pounds of isobutylene per year from isobutane, a natural gas liquid whose production volumes continue to increase as a result of U.S. shale gas development, allowing us to evaluate a variety of sourcing options.

Subsequently, on July 13, 2011, we announced that (1) we received the Texas Commission on Environmental Quality (TCEQ) air permit necessary to proceed with the planned refurbishment, upgrade to air emissions controls, and restart one of our idled dehydrogenation units; (2) construction of the required new components for the system, along with refurbishment of the existing unit, began promptly following receipt of the permit; (3) we completed the primary phase of engineering on the project that commenced in January of this year; and (4) our Board of Directors approved the next phase of engineering, which is expected to be completed by the end of 2011. The refurbished dehydrogenation unit is projected to be operational in the first quarter of 2014.

On February 21, 2011, we announced the election of Eugene Allspach as a new member of our Board of Directors, which increased its size from seven to eight members. Mr. Allspach currently serves as President of E.R. Allspach & Associates, LLC, a consulting company to new business development activities in the petrochemical industry and has nearly 38 years of experience in the plastics and chemical industries.

On March 3, 2011, we announced that our Board of Directors approved a stock purchase program for up to $30.0 million of the Company’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock purchase program does not obligate us to purchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. As of June 30, 2011 we had purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. We did not repurchase any shares during the second quarter of 2011. The shares purchased were immediately retired and any additional shares to be purchased under the program will also be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

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

On March 28, 2011, Kenneth E. Glassman, a former member of our Board of Directors, notified us that he would not stand for reelection as a director upon the expiration of his term at our 2011 Annual Meeting of Stockholders.

Effective June 6, 2011, our Board of Directors elected Rishi Varma as Vice President and General Counsel. Mr. Varma replaced Christopher A. Artzer, who resigned from those roles on March 11, 2011.

On August 9, 2011, we announced that our Board of Directors approved funding for the next phase of engineering to produce on-purpose butadiene, targeting the restart of the second dehydrogenation asset at our Houston facility, coupled with construction of a TPC Group OXO-D™ production unit. These assets would produce butadiene for the North American marketplace in order to meet growing market demand and address the structural shortage of supply caused by the shift from heavier to lighter cracker feedslates. Normal butane, a natural gas liquid whose production volumes continue to increase as a result of U.S. shale gas development, has been selected as the primary feedstock. Utilization of the TPC Group OXO-D™ technology allows highly efficient on-purpose butadiene production, and is expected to yield up to 600 million pounds per year of product with this project and to have the capability to expand as needed through additional phases as the market grows. This engineering phase is expected to be completed by the end of the first quarter 2012.

Results of Operations

The following table provides unaudited sales volumes, revenues, cost of sales, operating expenses and Adjusted EBITDA (defined below) by reportable segment (amounts in thousands) for the quarters and six month periods ended June 30, 2011 and 2010. The table also provides a reconciliation of Adjusted EBITDA to Net Income, the GAAP measure most directly comparable to Adjusted EBITDA. Please refer to this information, as well as our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, when reading our discussion and analysis of results of operations below. Revenues, cost of sales and operating expenses and Adjusted EBITDA in the table below are derived from our unaudited Condensed Consolidated Statements of Operations.

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

Adjusted EBITDA is presented and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations because management believes it enhances understanding by investors and lenders of the Company’s operating performance. As a complement to financial measures provided in accordance with GAAP, management believes that Adjusted EBITDA assists investors and lenders who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance outlook and trends and distort comparability. In addition, management believes a presentation of Adjusted EBITDA on a segment and consolidated basis enhances overall understanding of our performance by providing a higher degree of transparency for such items and providing a level of disclosure that helps investors understand how management plans, measures and evaluates our operating performance and allocates capital. Since Adjusted EBITDA is not a measure computed in accordance with GAAP, it is not intended to be presented herein as a substitute to operating income or net income as indicators of the Company’s operating performance. Adjusted EBITDA is the primary performance measurement used by our senior management and our Board of Directors to evaluate operating results and to allocate capital resources between our business segments.

We calculate Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (EBITDA), which is then adjusted to remove or add back certain items. The items removed or added back have historically consisted of items we consider to be non-recurring in nature and which we believe distort comparability between periods, as well as certain non-cash items such as stock-based compensation and unrealized gains and losses on derivative financial instruments. As indicated in the table below, during the first quarter of 2011 we revised our previous definition of Adjusted EBITDA to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments, because they are recurring in nature. For comparison purposes the following table shows Adjusted EBITDA for all periods presented under both the revised definition and the previous definition used for the six month transition period ended December 31, 2010. As shown below in the reconciliation of Adjusted EBITDA to Net Income, the US GAAP measure most directly comparable to Adjusted EBITDA, under the revised definition of Adjusted EBITDA, there were no adjustments to EBITDA for any of the periods presented. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies; therefore, it may not be comparable to other companies.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales volumes (lbs)(1):
C4 Processing	691,239	644,667	1,272,448	1,175,704
Performance Products	168,555	158,003	338,082	311,666

	859,794	802,670	1,610,530	1,487,370

Revenues:
C4 Processing	$659,077	$424,545	$1,093,398	$724,277
Performance Products	133,815	107,288	255,085	208,282

	$792,892	$531,833	$1,348,483	$932,559

Cost of sales (2):
C4 Processing	$566,262	$373,068	$942,581	$633,516
Performance Products	110,967	80,908	210,592	161,472

	$677,229	$453,976	$1,153,173	$794,988

Operating expenses (2):
C4 Processing	$25,934	$25,316	$53,363	$49,943
Performance Products	10,817	9,200	20,885	18,229

	$36,751	$34,516	$74,248	$68,172

Adjusted EBITDA-as previously defined during the six months ended December 31, 2010 (3)
C4 Processing	$66,881	$26,161	$97,453	$40,818
Performance Products	12,031	17,181	23,608	28,581
Corporate	(7,396)	(7,804)	(13,712)	(14,756)

	$71,516	$35,538	$107,349	$54,643

Adjusted EBITDA-current definition (3)
C4 Processing	$66,881	$26,161	$97,453	$40,818
Performance Products	12,031	17,181	23,608	28,581
Corporate	(7,903)	(7,227)	(14,562)	(13,219)

	$71,009	$36,115	$106,499	$56,180

(1)

Sales volumes represent product sales volumes only and do not include volumes of products delivered under tolling or similar arrangements, in which we do not purchase the raw materials, but process raw materials for another party for a specified fee.

(2)	Does not include depreciation and amortization expense.

(3)

See above for a discussion of Adjusted EBITDA and the revision during the first quarter of 2011 of our previous definition of Adjusted EBITDA to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments, because they are recurring in nature. See below for reconciliations of Adjusted EBITDA to Net Income for the periods presented. Net Income is the most directly comparable GAAP measure reported in the Consolidated Statements of Operations.

The following table provides a reconciliation of Adjusted EBITDA to Net Income (in thousands) for the quarters and six month periods ended June 30, 2011 and 2010. Net Income is the most directly comparable GAAP measure reported in the Consolidated Statements of Operations and Comprehensive Income.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$34,297	$14,410	$45,705	$18,461

Income tax expense	17,731	7,893	23,418	10,555
Interest expense, net	8,633	4,002	17,010	7,513
Depreciation and amortization	10,348	9,810	20,366	19,651

EBITDA	71,009	36,115	106,499	56,180
Non-cash stock-based compensation	507	486	850	555
Unrealized gain on derivatives	-	(1,063)	-	(2,092)

Adjusted EBITDA as previously defined during thesix months ended December 31, 2010	71,516	35,538	107,349	54,643
Non-cash stock-based compensation	(507)	(486)	(850)	(555)
Unrealized gain on derivatives	-	1,063	-	2,092

Adjusted EBITDA	$71,009	$36,115	$106,499	$56,180

The cost of our raw material feedstock purchases is usually determined by application of index-based formulas contained in many of our raw material supply contracts. Through these index-based formulas our raw material costs are linked to commodity market indices (such as indices based on the price of unleaded regular gasoline, butane, isobutane or refinery grade propylene) or to the selling price of the related finished product. The selling prices for our finished products are also typically determined from index-based formulas contained in many of our sales contracts and, in most cases, the indices used to determine finished product selling prices are the same indices used to determine the cost of the corresponding raw material feedstock. The linkage between the costs of our raw material feedstocks and the selling prices of our finished products to the same indices mitigates, to varying degrees, our exposure to volatility in our material margin percentage (which we define as the difference between average revenue per pound and average raw material cost per pound as a percentage of average revenue per pound).

The following table summarizes the primary indices which impact our revenues and raw material costs, by segment.

Finished Product	Revenues	Raw Material Costs

C4 Processing Segment
Butadiene	Butadiene	Butadiene
Butene – 1	Unleaded regular gasoline	Unleaded regular gasoline
Raffinates	Unleaded regular gasoline	Unleaded regular gasoline
MTBE	Unleaded regular gasoline	Unleaded regular gasoline

Performance Products Segment
High purity isobutylene	Butane	Unleaded regular gasoline
Diisobutylene	Butane	Butane
Polyisobutylene	Butane	Butane
Nonene	Refinery grade propylene	Refinery grade propylene
Tetramer	Refinery grade propylene	Refinery grade propylene

The following table summarizes the average index prices for each period presented.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Average commodity prices:
Butadiene (cents/lb) (1)	138.5	88.3	118.2	79.0
Unleaded regular gasoline (cents/gal) (2)	307.0	211.4	284.0	208.6
Butane (cents/gal) (3)	186.7	146.8	181.0	149.3
Refinery grade propylene (cents/lb) (1)	78.8	43.7	73.4	48.8

(1)	Industry pricing was obtained through the Chemical Market Associates, Inc.

(2)	Industry pricing was obtained through Platts.

(3)	Industry pricing was obtained through the Oil Price Information Service.

Quarter ended June 30, 2011 versus quarter ended June 30, 2010

Revenues

Total revenues for the quarter ended June 30, 2011 were $792.9 million, an increase of $261.1 million, or 49%, compared to total revenues of $531.8 million for the prior year quarter. The increase in revenues reflected a 39% increase in the overall average unit selling price, due to rising commodity prices across most of our product line portfolio, and a 7% increase in overall sales volume. The higher average unit selling price for the quarter ended June 30, 2011 reflected the favorable trend over the past year in overall market conditions for our products as well as the upward trend in petroleum prices and related commodity market indices to which a substantial portion of our product selling prices are linked.

C4 Processing segment revenues of $659.1 million for the quarter ended June 30, 2011 were up $234.5 million, or 55%, compared to the prior year quarter. The increase was driven by both higher selling prices and higher sales volume, which reflected higher commodity prices, growing global demand from our customers and structurally tight supply of our products due to ethylene crackers processing lighter feedstocks. The average unit selling price for the segment was up 45%, which had a positive impact of $204 million, and sales volume was up 7%, which had a positive impact of $31 million. The average unit selling price for butadiene increased 57% compared to the prior year quarter and average selling prices for butene-1 and our fuel-related products also increased due to a 45% increase in the average price of unleaded regular gasoline. The increased sales volume consisted primarily of an increase in sales of fuel related products as butadiene volumes were consistent with the prior year quarter.

Performance Products segment revenues were $133.8 million for the second quarter of 2011 compared to $107.3 million for the second quarter of 2010, an increase of $26.5 million, or 25%. The improvement reflected the combined impact of a 17% increase in average unit selling price for the segment and 7% higher sales volume. The higher average unit selling price and higher sales volume contributed $19 million and $7 million, respectively, to the overall improvement. The higher average unit selling price reflected a 27% increase in the average price of butane, which is a major pricing component of our isobutylene derivative products, and an increase of 80% in the average price of refinery grade propylene, which is a major pricing component of our propylene derivative products. The higher sales volume consisted primarily of an increase in sales of propylene derivative products, which reflected both strong demand and plant operating improvements, as well as higher sales volume of by-product streams which carry near breakeven margins.

Cost of sales

Total cost of sales (which excludes depreciation and amortization expense) was $677.2 million for the quarter ended June 30, 2011 compared to $454.0 million for the prior year quarter. The overall $223.2 million, or 49%, increase reflected 44% higher average raw material cost and the 7% increase in sales volume. Total cost of sales represented 85% of total revenues for both the current and prior year quarters.

C4 Processing segment cost of sales was $566.3 million for the quarter ended June 30, 2011 compared to $373.1 million for the prior year quarter, which represents an increase of $193.2 million, or 52%. The increase was driven primarily by 42% higher average unit cost of sales, which increased cost of sales by $166 million and, to a lesser degree, the 7% higher sales volume which had a $27 million impact. Cost of sales in the quarters ended June 30, 2011 and 2010 included favorable butadiene inventory effects of approximately $27 million and $10 million, respectively, as average inventory values coming into both quarters were lower than the average cost of raw materials purchased during the respective quarters. C4 Processing segment cost of sales as a percentage of segment revenues was 86% and 88% for the quarters ended June 30, 2011 and 2010, respectively.

Performance Products segment cost of sales were $111.0 million for the quarter ended June 30, 2011 compared to $80.9 million for the prior year quarter, which represents an increase of $30.1 million, or 37%. The increase reflected the combined effect of 29% higher average unit cost of sales and 7% higher sales volume. The impact of the higher average unit cost and higher sales volume was $25 million and $5 million, respectively. The higher average unit cost reflected higher raw material costs for all product lines within the segment. High purity isobutylene raw material costs are linked to unleaded regular gasoline prices, which were up 45% over the prior year quarter. Isobutylene derivatives raw material costs are linked to butane prices, which were up 27%. Propylene derivatives raw material costs are linked to propylene costs, which were up 80%. Performance Products segment cost of sales as a percentage of segment revenues was 83% for the quarter ended June 30, 2011 and 75% for the prior year quarter. During the current year quarter raw material costs and margins for nonene and tetramer were negatively impacted by an upward trend in refinery grade propylene pricing while the comparable prior year quarter, in contrast, was positively impacted by a downward trend in propylene pricing. In addition, the current year quarter high purity isobutylene margins were negatively impacted by an unfavorable relationship between butane and gasoline prices compared to the prior year quarter. Higher sales volumes of by-product streams which carry near breakeven margins also contributed to the higher percentage in the current year quarter.

The cost of our raw material feedstock purchases is usually determined by application of index-based formulas contained in many of our raw material supply contracts. Through these index-based formulas our raw material costs are linked to commodity market indices (such as indices based on the price of unleaded regular gasoline, butane, isobutane or refinery grade propylene) or to the selling price of the related finished product. The selling prices of our finished products are also typically determined from index-based formulas contained in many of our sales contracts and, in most cases, the indices used to determine finished product selling prices are the same indices used to determine the cost of the corresponding raw material feedstock. The linkage between the costs of our raw material feedstocks and the selling prices of our finished products to the same indices mitigates, to varying degrees, our exposure to volatility in our material margin percentage (which we define as the difference between average revenue per pound and average raw material cost per pound as a percentage of average revenue per pound). Although these index-based pricing formulas provide relative stability in our material margin percentage over time, it is not perfectly constant due to various factors, including those listed below.

•

Although most of our supply and sales contracts contain index-based formulas, varying proportions of our raw material purchases and finished product sales are done on a spot basis or otherwise negotiated terms. In addition, while many of the index-based formulas in our contracts are simply based on a percentage of the relevant index, others apply adjustment factors to the market indices that do not fluctuate with changes in the underlying index. In periods when market indices are high, the use of non-fluctuating adjustment factors tends to reduce the material margin percentage; and conversely, in periods when market indices are low the non-fluctuating adjustment factors tend to increase the material margin percentage.

•

We may purchase raw material feedstocks in one period based on market indices for that period, and then sell the related finished products in a later period based on market indices for the later period. Changes in selling prices of finished products, based on changes in the underlying market indices between the period the raw material feedstocks are purchased and the related finished products are sold, lessens the effect of the matching indices and causes variation in our material margin percentage. The magnitude of the effect on material margin percentage depends on the magnitude of the change in the underlying indices between the period the raw material is purchased and the period the finished product is sold and the quantity of the inventory impacted by the change.

•

Finished product selling price formulas under some of our sales contracts, primarily in the Performance Products segment, are based on commodity indices not for the period in which the sale occurs but for either a prior or subsequent period. The effect on profit margins of these selling price formulas is diminished during times of relatively stable market indices, but can have a substantial effect during times of rapidly increasing or decreasing market indices, which can impact our material margin percentage.

•

In times of rapidly declining market indices, the selling price of finished products inventory could fall below the carrying cost, which may result in lower-of-cost-or-market adjustments in periods before the finished products are sold. This has occurred in the past, primarily related to fuel-based inventory being devalued by other than short-term declines in unleaded regular gasoline prices, which is the market index upon which the fuel-related product selling prices are based. Recognition of lower-of-cost-or-market adjustments would negatively impact the material margin percentage in the period recognized.

Across-the-board increases in the market indices used in our index-based raw material costs and finished products selling prices for the quarter ended June 30, 2011 versus the comparable prior year quarter were the drivers behind the higher overall average selling price and the higher overall average raw material cost noted above. The 39% increase in the average selling price equated to $0.26 per pound and the 44% increase in the average raw material cost equated to $0.23 per pound, for an improvement in overall average material margin of $0.03 per pound. As a result of the combination of factors noted above, which have an impact on material margin percentage, the material margin percentage for the quarter ended June 30, 2011 declined to 20% from 22% in the prior year quarter.

Operating expenses

Operating expenses incurred during the quarter ended June 30, 2011 were $36.8 million compared to $34.5 million for the prior year quarter. The primary components of the $2.2 million, or 6%, increase were higher plant maintenance expenses of $1.2 million and higher sales and use tax expense of $0.7 million. The higher sales and use tax expense reflected recognition of a refund in the prior year quarter based on results of an audit by the State of Texas that was completed during the quarter.

General and administrative expenses

General and administrative expenses of $8.3 million for the quarter ended June 30, 2011 were down $0.7 million compared to the prior year quarter. The overall decline primarily reflected lower costs for contract services and professional fees.

Depreciation and amortization expense

Depreciation and amortization expense was $10.3 million for the quarter ended June 30, 2011 compared to $9.8 million for the prior year quarter. The slightly higher depreciation expense reflects depreciation on projects completed over the past year, none of which were individually significant.

Interest expense, net

Interest expense, net for the quarter ended June 30, 2011 was $8.6 million, compared to $4.0 million for the prior year quarter. The increase reflected the impact of our long-term debt refinancing in October 2010, in which we repaid the full $268.8 million principal amount of our term loan with proceeds from the issuance of $350.0 million of 8 1/4% Senior Secured Notes due in 2017. For the prior year quarter the interest rate on the Term Loan was LIBOR plus a spread of 2.50%.

Unrealized gain/loss on derivatives

We had no derivative instruments in place at any time during the quarter ended June 30, 2011. We had an unrealized gain of $1.1 million in the prior year quarter that consisted entirely of a gain on an interest rate swap related to our Term Loan that expired on June 30, 2010.

Other, net

Other, net for the quarter ended June 30, 2011 consisted primarily of income from our investment in Hollywood/Texas Petrochemicals LP, which is accounted for under the equity method. The prior year quarter includes a comparable amount of income from our investment in Hollywood/Texas Petrochemicals LP as well as income from sale of scrap materials. We and Kirby Inland Marine, Inc. formed this joint venture to operate four barges capable of transporting chemicals.

Income tax expense

Our effective income tax rates for the quarters ended June 30, 2011 and 2010 were 34.1% and 35.4%, respectively. The effective rate for the 2011 quarter was based on the projected effective rate for the year ending December 31, 2011 and the effective rate for the 2010 quarter was based on the actual effective rate for the fiscal year ended June 30, 2010. The projected effective rate for 2011 was based on the federal statutory tax rate of 35%, adjusted for the impact of projected permanent differences, and state income taxes. The effective rate for the second quarter of 2011 was lower versus the comparable prior year period due primarily to the effect of a larger projected Domestic Production Deduction for 2011.

Net income

Net income for the quarter ended June 30, 2011 was $34.3 million compared to $14.4 million for the prior year quarter. The primary components of the $19.9 million increase were the positive impacts of higher total revenues of $261.1 million, partially offset by higher cost of sales of $223.2 million, higher operating expenses of $2.2 million, higher interest expense of $4.6 million and higher income tax expense of $9.8 million.

Adjusted EBITDA

Adjusted EBITDA (as currently defined – see below for further discussion of our revisions to our previous definition of Adjusted EBITDA) for the quarter ended June 30, 2011 was $71.0. million compared to $36.1 million for the comparable prior year quarter. The $34.9 million, or 97%, improvement reflected the favorable trend over the past year in overall market conditions for our products as well as the upward trend in petroleum prices and related commodity market indices to which a substantial portion of our product selling prices are linked.

C4 Processing segment Adjusted EBITDA for the quarter ended June 30, 2011 was $66.9 million, which was $40.7 million, or 156%, higher than the $26.2 million for the comparable prior year quarter. The primary driver behind the increase was improved margin between revenue and cost of sales of $41.3 million, which was partially offset by higher operating expenses of $0.6 million. Higher average unit margin for the segment had a positive impact of $37 million and the 7% higher sales volume had a positive impact of $4 million. The overall C4 Processing segment margin improvement reflected substantial improvements in all product lines. As discussed under cost of sales above, C4 Processing segment Adjusted EBITDA in the quarters ended June 30, 2011 and 2010 included favorable butadiene inventory effects of approximately $27 million and $10 million, respectively.

Performance Products segment Adjusted EBITDA for the quarter ended June 30, 2011 was $12.0 million, which was $5.1 million, or 30%, lower than the $17.2 million for the comparable prior year quarter. The primary driver behind the decrease was lower margin between revenue and cost of sales of $3.5 million and higher operating expenses of $1.6 million. The impact on the overall Performance Products margin of the 7% higher volume was $1.8 million while the negative impact of lower average unit margin was $5.3 million. The current year quarter raw material costs and margins were negatively impacted by an upward trend in refinery grade propylene pricing over the course of the quarter as well as an unfavorable relationship between butane and gasoline prices compared to the prior year quarter. The prior year quarter raw material costs and margins were positively impacted by a downward trend in propylene pricing and a more favorable relationship between butane and gasoline prices.

Corporate and other expenses consist of general and administrative expenses, unrealized (gain) loss on derivatives and other, net discussed above.

We have revised the previously reported corporate expense component of Adjusted EBITDA for the prior year quarter ended June 30, 2010 to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments, because they are recurring in nature. Under the previous definition, non-cash stock-based compensation of $0.5 million would be added to the reported amount for the quarter ended June 30, 2011 and Adjusted EBITDA would be $71.5 million, which is the comparable amount to the previously reported amount of $35.5 million for the prior year quarter.

Six months ended June 30, 2011 versus six months ended June 30, 2010

Revenues

Total revenues for the first six months of 2011 were $1,348.5 million, an increase of $415.9 million, or 45%, compared to total revenues of $932.6 million for the comparable prior year period. The increase in revenues reflected a 34% increase in the overall average unit selling price, due to rising commodity prices across most of our product line portfolio, and an increase of 8% in overall sales volume. The higher average unit selling price for the first half of 2011 reflected the favorable trend over the past year in overall market conditions for our products as well as the upward trend in petroleum prices and related commodity market indices to which a substantial portion of our product selling prices are linked.

C4 Processing segment revenues of $1,093.4 million for the six months ended June 30, 2011 were up $369.1 million, or 51%, compared to the first half of 2010. The increase was driven by both higher selling prices and higher sales volume, which reflected higher commodity prices, growing global demand from our customers and structurally tight supply of our products due to ethylene crackers processing lighter feedstocks. The average unit selling price for the segment was up 40%, which had a positive impact of $309 million, and sales volume was up 8%, which had a positive impact of $60 million. The average unit selling price for butadiene increased 50% compared to the comparable prior year period and average selling prices for butene-1 and our fuel-related products also increased due to a 36% increase in the average price of unleaded regular gasoline. The increased sales volume consisted primarily of an increase in sales of fuel related products.

Performance Products segment revenues for the first half of 2011 were $255.1 million compared to $208.3 million for the comparable prior year period, an increase of $46.8 million, or 23%. The improvement reflected the combined impact of a 13% increase in average unit selling price for the segment and 8% higher sales volume. The higher average unit selling price and higher sales volume contributed $29 million and $18 million, respectively, to the overall improvement. The higher average unit selling price reflected a 21% increase in the average price of butane, which is a major pricing component of our isobutylene derivative products, and an increase of 50% in the average price of refinery grade propylene, which is a major pricing component of our propylene derivative products. The higher sales volume consisted primarily of an increase in sales of propylene derivative products, which reflected both strong demand and plant operating improvements.

Cost of sales

Total cost of sales (which excludes depreciation and amortization expense) was $1,153.2 million for the six months ended June 30, 2011 compared to $795.0 million for the first six months of 2010. The overall $358.2 million, or 45%, increase reflected 38% higher average raw material cost and the 8% increase in sales volume. Total cost of sales represented 86% and 85% of total revenues for the six months ended June 30, 2011 and 2010, respectively.

C4 Processing segment cost of sales was $942.6 million for the first half of 2011 compared to $633.5 million for the first half of 2010, which represents an increase of $309.1 million, or 49%. The increase was driven primarily by 38% higher average unit cost of sales, which increased cost of sales by $257 million and, to a lesser degree, the 8% higher sales volume which had a $52 million impact. Cost of sales for the six months ended June 30, 2011 and 2010 included favorable butadiene inventory effects of approximately $35 million and $14 million, respectively, as average inventory values coming into both periods were lower than the average cost of raw materials purchased during the respective periods. C4 Processing segment cost of sales as a percentage of segment revenues was 86% and 87% for the six month periods ended June 30, 2011 and 2010, respectively.

Performance Products segment cost of sales were $210.6 million for the first half of 2011 compared to $161.5 million for the comparable prior year period, which represents an increase of $49.1 million, or 30%. The increase reflected the combined effect of 20% higher average unit cost of sales and 8% higher sales volume. The impact of the higher average unit cost and higher sales volume was $35 million and $14 million, respectively. The higher average unit cost reflected substantially higher raw material costs for all product lines within the segment. High purity isobutylene raw material costs are linked to unleaded regular gasoline prices, which were up 36% over the prior year period. Isobutylene derivatives raw material costs are linked to butane prices, which were up 21%. Propylene derivatives raw material costs are linked to propylene costs, which were up 50%. Performance Products segment cost of sales as a percentage of segment revenues was 83% for the first half of 2011 and 78% for the first half of 2010. During the current year period raw material costs and margins for nonene and tetramer were negatively impacted by an upward trend in refinery grade propylene pricing while the comparable prior year period, in contrast, was positively impacted by a downward trend in propylene pricing. In addition, the current year period high purity isobutylene margins were negatively impacted by an unfavorable relationship between butane and gasoline prices compared to the prior year period. Higher sales volumes of by-product streams which carry near breakeven margins also contributed to the higher percentage in the current year period.

The cost of our raw material feedstock purchases is usually determined by application of index-based formulas contained in many of our raw material supply contracts. Through these index-based formulas our raw material costs are linked to commodity market indices (such as indices based on the price of unleaded regular gasoline, butane, isobutane or refinery grade propylene) or to the selling price of the related finished product. The selling prices of our finished products are also typically determined from index-based formulas contained in many of our sales contracts and, in most cases, the indices used to determine finished product selling prices are the same indices used to determine the cost of the corresponding raw material feedstock. The linkage between the costs of our raw material feedstocks and the selling prices of our finished products to the same indices mitigates, to varying degrees, our exposure to volatility in our material margin percentage (which we define as the difference between average revenue per pound and average raw material cost per pound as a percentage of average revenue per pound). Although these index-based pricing formulas provide relative stability in our material margin percentage over time, it is not perfectly constant due to various factors, including those listed below.

•

Although most of our supply and sales contracts contain index-based formulas, varying proportions of our raw material purchases and finished product sales are done on a spot basis or otherwise negotiated terms. In addition, while many of the index-based formulas in our contracts are simply based on a percentage of the relevant index, others apply adjustment factors to the market indices that do not fluctuate with changes in the underlying index. In periods when market indices are high, the use of non-fluctuating adjustment factors tends to reduce the material margin percentage; and conversely, in periods when market indices are low the non-fluctuating adjustment factors tend to increase the material margin percentage.

•

We may purchase raw material feedstocks in one period based on market indices for that period, and then sell the related finished products in a later period based on market indices for the later period. Changes in selling prices of finished products, based on changes in the underlying market indices between the period the raw material feedstocks are purchased and the related finished products are sold, lessens the effect of the matching indices and causes variation in our material margin percentage. The magnitude of the effect on material margin percentage depends on the magnitude of the change in the underlying indices between the period the raw material is purchased and the period the finished product is sold and the quantity of the inventory impacted by the change.

•

Finished product selling price formulas under some of our sales contracts, primarily in the Performance Products segment, are based on commodity indices not for the period in which the sale occurs but for either a prior or subsequent period. The effect on profit margins of these selling price formulas is diminished during times of relatively stable market indices, but can have a substantial effect during times of rapidly increasing or decreasing market indices, which can impact our material margin percentage.

•

In times of rapidly declining market indices, the selling price of finished products inventory could fall below the carrying cost, which may result in lower-of-cost-or-market adjustments in periods before the finished products are sold. This has occurred in the past, primarily related to fuel-based inventory being devalued by other than short-term declines in unleaded regular gasoline prices, which is the market index upon which the fuel-related product selling prices are based. Recognition of lower-of-cost-or-market adjustments would negatively impact the material margin percentage in the period recognized.

Across-the-board increases in the market indices used in our index-based raw material costs and finished products selling prices for the first half of 2011 versus the comparable prior year period were the drivers behind the higher overall average selling price and the higher overall average raw material cost noted above. The 34% increase in the average selling price equated to $0.21 per pound and the 38% increase in the average raw material cost equated to $0.19 per pound, for an improvement in overall average material margin of $0.02 per pound. As a result of the combination of factors noted above, which have an impact on material margin percentage, the material margin percentage for the six months ended June 30, 2011 declined to 20% from 23% in the prior year period.

Operating expenses

Operating expenses incurred during the first half of 2011 were $74.2 million compared to $68.2 million for the comparable prior year period. The primary components of the $6.1 million, or 9%, increase were higher plant maintenance expenses of $3.2 million, higher personnel costs of $1.2 million, and sales and use tax expense of $1.2 million. The higher maintenance expenses included a write-off of $1.1 million of previously deferred turnaround cost as a result of accelerating the timing of a planned turnaround at the Houston facility. The higher sales and use tax expense compared to the prior year reflected recognition of an estimate of a refund during the first quarter of 2010 with final true-up during the second quarter of 2010 based on results of an audit by the State of Texas that was completed during the second quarter of 2010.

General and administrative expenses

General and administrative expenses of $15.4 million for the six months ended June 30, 2011 were down $1.1 million compared to the prior year period. The overall decline primarily reflected lower costs for contract services and professional fees.

Depreciation and amortization expense

Depreciation and amortization expense was $20.4 million for the first six months of 2011 compared to $19.7 million for the first six months of 2010. The slightly higher depreciation expense reflected depreciation on projects completed over the past year, none of which were individually significant.

Interest expense, net

Interest expense, net for the first six months of 2011 was $17.0 million, compared to $7.5 million for the comparable prior year period. The increase reflected the impact of our long-term debt refinancing in October 2010, in which we repaid the full $268.8 million principal amount of our Term Loan with proceeds from the issuance of $350.0 million of 8 1/4% Senior Secured Notes due in 2017. For the prior year period the interest rate on the Term Loan was LIBOR plus a spread of 2.50%.

Unrealized gain/loss on derivatives

We had no derivative instruments in place at any time during the six months ended June 30, 2011. We had an unrealized gain of $2.1 million during the first half of 2010 that consisted entirely of a gain on an interest rate swap related to our Term Loan that expired on June 30, 2010.

Other, net

Other, net for the first half of 2011 consisted primarily of income from our investment in Hollywood/Texas Petrochemicals LP, which is accounted for under the equity method. The comparable prior year period includes a comparable amount of income from our investment in Hollywood/Texas Petrochemicals LP as well as income from sale of scrap materials. We and Kirby Inland Marine, Inc. formed this joint venture to operate four barges capable of transporting chemicals.

Income tax expense

Our effective income tax rates for the six month periods ended June 30, 2011 and 2010 were 33.9% and 36.4%, respectively. The effective rate for the first half of 2011 was based on the projected effective rate for the year ending December 31, 2011 and the effective rate for the first half of 2010 was based on the actual effective rate for the fiscal year ended June 30, 2010. The projected effective rate for 2011 was based on the federal statutory tax rate of 35%, adjusted for the impact of projected permanent differences, and state income taxes. The effective rate for the first half of 2011 was lower versus the comparable prior year period due to the effect of a larger projected Domestic Production Deduction for 2011.

Net income

Net income for the first half of 2011 was $45.7 million compared to $18.5 million for the first half of 2010. The primary components of the $27.2 million increase were the positive impacts of higher total revenues of $415.9 million, partially offset by higher cost of sales of $358.2 million, higher operating expenses of $6.1 million, higher interest expense of $9.5 million and higher income tax expense of $12.9 million.

Adjusted EBITDA

Adjusted EBITDA (as currently defined – see below for further discussion of our revisions to our previous definition of Adjusted EBITDA) for the six months ended June 30, 2011 was $106.5 million compared to $56.2 million for the six months ended June 30, 2010. The $50.3 million, or 90%, improvement reflected the favorable trend over the past year in overall market conditions for our products as well as the upward trend in petroleum prices and related commodity market indices to which a substantial portion of our product selling prices are linked.

C4 Processing segment Adjusted EBITDA for the first half of 2011 was $97.5 million, which was $56.6 million, or 139%, higher than the $40.8 million for the first half of 2010. The primary driver behind the increase was improved margin between revenue and cost of sales of $60.0 million, which was partially offset by higher operating expenses of $3.4 million. Higher average unit margin for the segment had a positive impact of $53 million and the 8% higher sales volume had a positive impact of $7 million. The overall C4 Processing segment margin improvement reflected substantial improvements in all product lines. As discussed under cost of sales above, C4 Processing segment Adjusted EBITDA for the six month periods ended June 30, 2011 and 2010 included favorable butadiene inventory effects of approximately $35 million and $14 million, respectively.

Performance Products segment Adjusted EBITDA for the six months ended June 30, 2011 was $23.6 million, which was $5.0 million, or 17%, lower than the $28.6 million for the comparable prior year period. The decrease reflected lower margin between revenue and cost of sales of $2.3 million and higher operating expenses of $2.7 million. The impact on the overall Performance Products margin of the 9% higher volume was $4.0 million while the negative impact of lower average unit margin was $6.3 million. Raw material costs and margins for the first half of 2011were negatively impacted by an upward trend in refinery grade propylene pricing over the course of the period as well as an unfavorable relationship between butane and gasoline prices compared to the first half of 2010. The prior year period raw material costs and margins were positively impacted by a downward trend in propylene pricing and a more favorable relationship between butane and gasoline prices.

Corporate and other expenses consist of general and administrative expenses, unrealized (gain) loss on derivatives and other, net discussed above.

We have revised the previously reported corporate expense component of Adjusted EBITDA for the prior year six month period ended June 30, 2010 to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments, because they are recurring in nature. Under the previous definition, non-cash stock-based compensation of $0.9 million would be added to the reported amount for the six months ended June 30, 2011 and Adjusted EBITDA would be $107.3 million, which is the comparable amount to the previously reported amount of $54.6 million for the prior year period.

Liquidity and Capital Resources

Our financing arrangements consist principally of $350.0 million of Notes and a $175 million asset based revolving credit facility (the “Revolving Credit Facility”).

At June 30, 2011, we had total debt of $347.9 million and cash on hand of $66.1 million. Debt outstanding consisted of $347.9 million of the Notes and no borrowings under the Revolving Credit Facility. As of June 30, 2011, we were in compliance with all covenants set forth in the indenture governing the Notes and the credit agreement governing the Revolving Credit Facility.

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

Availability under the Revolving Credit Facility is limited to the borrowing base, comprised of 85% of eligible accounts receivable and 65% of eligible inventory, as redetermined monthly. Up to $30 million of the facility may be used for the issuance of letters of credit. The Revolving Credit Facility also includes an accordion feature under which the lenders may agree, upon our request, to increase their commitments to an aggregate amount not to exceed $200 million. The Revolving Credit Facility matures on April 29, 2014. At June 30, 2011, we had total debt of $347.9 million and the ability to access $175.0 million of availability under the revolving credit facility, while still maintaining compliance with the covenants contained therein and in the indenture governing the Notes.

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

Purchase of Shares under Stock Repurchase Program

On March 3, 2011, we announced that our Board of Directors approved a stock repurchase program for up to $30.0 million of the Company’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. As of June 30, 2011 we had purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. Subsequent to the first quarter through the filing date of this Form 10-Q there have been no additional shares purchased The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

Cash Flow Summary

The following table summarizes our changes in cash and cash equivalents for the periods presented (in thousands):

	Six Months Ended June 30,

	2011	2010
Cash flows (used in) provided by:
Operating activities	$8,354	$129,650
Investing activities	(20,845)	(9,830)
Financing activities	(7,037)	(5,625)

Change in cash and cash equivalents	$(19,528)	$114,195

Operating activities

For the six months ended June 30, 2011, we had positive net cash flows from operations of $8.4 million. The primary components of our positive operating cash flows were net income of $45.7 million plus depreciation and other net non-cash expenses of $26.8 million, partially offset by an increased investment in working capital of $60.4 million and deferred plant turnaround costs of $5.8 million. The increased investment in working capital during the six months ended June 30, 2011 reflects the upward trend in selling prices of our products and the costs of our raw material over the course of the period. Increased investment in trade accounts receivable and inventory (discussed below) were partially offset by increased levels of trade accounts payable, which also reflect the impact of higher raw material costs. The deferred turnaround costs, related primarily to a major turnaround project at our Houston facility, will be amortized until the next scheduled turnaround.

Our inventory at June 30, 2011 of $166.3 million was $77.1 million higher than the $89.3 million at December 31, 2010. The increase in inventory value reflected the combined effect of a 34% increase in physical inventory volumes and a 38% increase in overall average cost per pound. The higher volume reflected an increase in days of inventory on hand from 19 days at December 31, 2010 to 21 days at June 30, 2011, which reflects normal seasonal build based on our objective of having sufficient inventory to respond to the increased demand from our customers. The higher average cost per pound reflected the higher values for butadiene and fuel related products, for which selling prices are linked to gasoline prices, which were on an upward trend over the course of the first half of 2011. The impacts of the higher volume and higher average cost were $31 million and $46 million, respectively.

Trade accounts receivable were $292.0 million at June 30, 2011 compared to $177.1 million at December 31, 2010. The increase reflected significantly higher sales in June 2011 compared to December 2010 due to both higher sales volume and higher selling prices. Days of sales outstanding at June 30, 2011 was 31 days, which is slightly lower than the 32 day average over the past year, compared to 33 days at December 31, 2010. Trade accounts receivable were more than 98% current at both June 30, 2011 and December 31, 2010.

For the six months ended June 30, 2010, we generated positive net cash flows from operations of $129.7 million. The primary components of our operating cash flows were net income of $18.5 million plus depreciation and other net non-cash expenses of $31.5 million, lower investment in working capital of $46.3 million and the federal income tax refund of $39.8 million, partially offset by plant turnaround costs of $5.0 million, which are deferred and amortized. Although the cost of our raw materials and the selling prices for our products trended upward during the six month period ended June 30, 2010, which required an increasing investment in working capital over the same period of time, the net investment in working capital at June 30, 2010 declined to below the December 31, 2009 levels as a result of timing of collections at the end of the six month period ended June 30, 2010. The federal tax refund represented the recovery of prior year taxes paid as a result of the carry-back of the fiscal 2009 net operating loss. The deferred turnaround costs related primarily to a major turnaround project completed at the Houston facility.

Investing activities

During the six month periods ended June 30, 2011 and 2010, we invested $20.8 million and $9.8 million, respectively, in the form of capital expenditures. Capital spending in the during the first half of 2011, in addition to baseline spending, included $6.4 million for the new lab at the Houston facility and $2.2 million for the primary phase of engineering related to the refurbishment and startup of one of our dehydrogenation units discussed above. The remainder of the 2011 spending to date has consisted primarily of various plant safety-related projects and profit adding projects, none of which are individually significant. The new lab building is projected to be completed before the end of August at a total cost of approximately $9.5 million. The relatively low level of capital expenditures in the prior year period reflected baseline capital spending following completion of our major capital investment initiatives in early fiscal 2009.

Financing activities

Net cash used for financing activities during the first half of 2011 was $7.0 million, consisting of $7.8 million to purchase shares under the stock purchase program discussed above, partially offset by cash received on exercise of stock options. The net use of cash for investing activities for the first half of 2010 was $5.6 million, which consisted primarily of debt issuance costs of $4.6 million, repayments of insurance debt of $2.6 million and repayment of the Term Loan of $1.4 million, partially offset by cash received on exercise of stock options of $3.0 million.

Off-balance sheet arrangements

We do not currently utilize any off-balance sheet arrangements to enhance our liquidity and capital resource positions, or for any other purpose.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material developments during the quarter ended June 30, 2011 regarding the matters previously disclosed about quantitative and qualitative market risk in our Transition Report on Form 10-K for the six months ended December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.

Based on that evaluation, our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Controls

During the three months ended June 30, 2011 there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note J to the condensed consolidated financial statements for a description of certain legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to purchases by us of shares of our common stock during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be purchased under the Plans or Programs
April 2011	-	-	-	N/A
May 2011	-	-	-	N/A
June 2011	-	-	-	$22.2 million

Total	-	-	-	$22.2 million

On March 3, 2011, we announced that our Board of Directors approved a stock repurchase program for up to $30.0 million of the Company’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. As of June 30, 2011 we had purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. Subsequent to the first quarter through the filing date of this Form 10-Q there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

Item	6. Exhibits

The following exhibits are filed as part of this report:

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Form of Performance Share Award Agreement dated May 23, 2011 for key employees under the 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2011).

10.2

Form of Restricted Stock Unit Award Agreement dated May 23, 2011 for key employees under the 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 24, 2011).

10.3

Consent Agreement dated as of May 23, 2011 between TPC Group Inc. and Miguel A. Desdin (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 24, 2011).

10.4

Consent Agreement dated as of May 23, 2011 between TPC Group Inc. and Russell T. Crockett (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 24, 2011).

10.5		Consent Agreement dated as of May 23, 2011 between TPC Group Inc. and Luis E. Batiz (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 24, 2011).

10.6

Form of Performance Share Award Agreement dated May 24, 2010 for key employees under the 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2010).

10.7

Amendment to Executive Employment Agreement dated as of May 23, 2011 by and between TPC Group Inc. and Miguel A. Desdin (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 24, 2011).

10.8

Employment offer letter agreement dated as of May 14, 2010, effective as of June 1, 2010, between TPC Group Inc. and Miguel A. Desdin (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) filed August 16, 2010).

10.9

Employment Agreement dated as of June 1, 2010 between TPC Group Inc. and Miguel A. Desdin (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2010).

10.10

Employment Offer Letter Agreement dated May 31, 2011, by and between TPC Group Inc. and Rishi A. Varma (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 1, 2011).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

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

Date: August 12, 2011	By:	/s/ Michael T. McDonnell

Michael T. McDonnell
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Miguel A. Desdin

Miguel A. Desdin
Senior Vice President and Chief Financial Officer