Form 10-Q
period 2011-09-30
TPC Group Inc.; TPC Group LLC
filed 2011-11-14
CIK 1452217, 1517687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

TPC Group Inc.

TPC Group LLC

(Exact name of registrant as specified in its charter)

Entity	Commission File Number	State of Incorporation	I.R.S. Employer Identification No.
TPC Group Inc.	001-34727	Delaware	20-0863618
TPC Group LLC	333-173804	Texas	74-1778313

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

TPC Group Inc.	Yes ☒ No ☐
TPC Group LLC*	Yes ☐ No ☒

*	TPC Group LLC became subject to such filing requirements on September 22, 2011.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

TPC Group Inc.	Yes ☒ No ☐
TPC Group LLC	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
TPC Group Inc.	☐	☐	☒	☐
TPC Group LLC	☐	☐	☒	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

TPC Group Inc.	Yes ☐ No ☒
TPC Group LLC	Yes ☐ No ☒

The number of shares outstanding of TPC Group Inc.’s sole class of common stock, as of November 7, 2011 was 15,636,152. TPC Group LLC is a wholly owned subsidiary of TPC Group Inc.

This combined Form 10-Q is separately filed by TPC Group Inc. and TPC Group LLC. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to a registrant other than itself.

TPC Group LLC, a wholly owned subsidiary of TPC Group Inc., meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

TPC GROUP INC. AND TPC GROUP LLC

EXPLANATORY NOTE

This report includes the combined filing of TPC Group Inc. (“TPCGI”) and TPC Group LLC (“TPCGLLC”), which is the principal subsidiary of TPCGI. TPCGLLC provided 100% of TPCGI’s total consolidated revenue for all periods presented and nearly 100% of TPCGI’s total consolidated noncash asset base as of September 30, 2011 and December 31, 2010. Unless the context indicates otherwise, throughout this report, the terms “the Company”, “we”, “us”, “our” and “ours” are used to refer to both TPCGI and TPCGLLC and their direct and indirect subsidiaries. Discussions or areas of this report that apply specifically to TPCGI or TPCGLLC are clearly noted in such section.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements include assumptions, expectations, predictions, intentions or beliefs about future events, particularly statements that may relate to future operating results, existing and expected competition, financing sources and availability, potential returns of capital to stockholders, the effects of seasonality and plans related to strategic alternatives or future expansion activities and capital expenditures. Although we believe that such statements are based on reasonable assumptions, no assurance can be given that such statements will prove to have been correct. A number of factors could cause actual results to vary materially from those expressed or implied in any forward-looking statements, including risks and uncertainties such as volatility in the petrochemicals industry, limitations on the Company’s access to capital, the effects of competition, leverage and debt service, general economic conditions, litigation and governmental investigations, and extensive environmental, health and safety laws and regulations. More information about the risks and uncertainties relating to the Company and the forward-looking statements are found in the Company’s SEC filings, including TPCGI’s Transition Report on Form 10-K and TPCGLLC’s Amended Registration Statement on Form S-4, which are available free of charge on the SEC’s website at http://www.sec.gov. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements herein. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements - TPC Group Inc. (“TPCGI”) and TPC Group LLC (“TPCGLLC”).

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	TPCGI		TPCGLLC
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,393	$85,594	$12,423	$83,858
Trade accounts receivable	269,904	177,065	269,904	177,065
Due from parent	—	—	813	3,522
Inventories	164,646	89,264	164,646	89,264
Other current assets	23,649	24,131	23,647	23,914

Total current assets	540,592	376,054	471,433	377,623

Property, plant and equipment, net	486,773	484,492	486,773	484,492
Investment in limited partnership	2,663	2,733	2,663	2,733
Intangible assets, net	5,920	5,953	5,920	5,953
Other assets	38,188	42,946	38,188	42,946

Total assets	$1,074,136	$912,178	$1,004,977	$913,747

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$252,782	$150,026	$250,483	$150,026
Accrued liabilities	48,972	30,870	48,946	30,834

Total current liabilities	301,754	180,896	299,429	180,860
Long-term debt	347,976	347,786	347,976	347,786
Deferred income taxes	117,678	117,874	117,678	117,874

Total liabilities	767,408	646,556	765,083	646,520

Commitments and contingencies

Stockholders’ and members’ equity:
Common stock, $0.01 par value, 25,000,000 authorized and 15,813,497 and 16,379,803 issued and 15,636,152 and 16,202,458 shares outstanding, respectively	158	164
Additional paid-in capital	170,852	175,376
Accumulated earnings	138,966	93,330
Accumulated other comprehensive income	71	71
Treasury stock, at cost, 177,345 shares	(3,319)	(3,319)

Stockholders’ equity	306,728	265,622

Members’ equity			239,894	267,227

Total liabilities and equity	$1,074,136	$912,178	$1,004,977	$913,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	TPCGI Three Months Ended		TPCGLLC Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$835,280	$499,443	$835,280	$499,443
Cost of sales (excludes items listed below)	748,323	428,140	748,323	428,140
Operating expenses	35,595	32,870	35,595	32,870
General and administrative expenses	7,562	6,049	7,562	6,049
Depreciation and amortization	9,973	9,850	9,973	9,850
Lower-of-cost-or-market adjustment	9,827	—	9,827	—

Income from operations	24,000	22,534	24,000	22,534

Other (income) expense:
Interest expense, net	8,648	3,220	8,686	3,221
Other, net	(438)	(336)	(473)	(336)

Income before income taxes	15,790	19,650	15,787	19,649

Income tax expense	6,409	6,875	6,409	6,829

Net income	$9,381	$12,775	$9,378	$12,820

Comprehensive income	$9,381	$12,775	$9,378	$12,820

Earnings per share:
Basic	$0.59	$0.70

Diluted	$0.58	$0.70

Weighted average shares outstanding:
Basic	15,951	18,256
Diluted	16,047	18,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	TPCGI Nine Months Ended September 30,		TPCGLLC Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$2,183,763	$1,432,001	$2,183,763	$1,432,001
Cost of sales (excludes items listed below)	1,901,496	1,223,127	1,901,496	1,223,127
Operating expenses	109,843	101,041	109,843	101,041
General and administrative expenses	22,982	22,598	22,982	22,598
Depreciation and amortization	30,338	29,501	30,338	29,501
Lower-of-cost-or-market adjustment	9,827	—	9,827	—

Income from operations	109,277	55,734	109,277	55,734

Other (income) expense:
Interest expense, net	25,657	10,733	25,742	10,733
Unrealized gain on derivatives	—	(2,092)	—	(2,092)
Other, net	(1,294)	(1,573)	(1,422)	(1,573)

Income before income taxes	84,914	48,666	84,957	48,666

Income tax expense	29,827	17,430	29,827	17,295

Net income	$55,087	$31,236	$55,130	$31,371

Comprehensive income	$55,087	$31,236	$55,130	$31,371

Earnings per share:
Basic	$3.43	$1.73

Diluted	$3.41	$1.73

Weighted average shares outstanding:
Basic	16,039	18,071
Diluted	16,166	18,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, in thousands)

	TPCGI							TPCGLLC
					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stock	Stockholders’	Members’
	Shares	Amount	Capital	Earnings	Income	at Cost	Equity	Equity
Balances - December 31, 2010	16,203	$164	$175,376	$93,330	$71	$(3,319)	$265,622	$267,227

Net income	—	—	—	55,087	—	—	55,087	55,130
Exercise of stock options	47	—	974	—	—	—	974	—
Vesting of restricted stock	21	—	—	—	—	—	—	—
Stock compensation expense	—	—	1,142	—	—	—	1,142	1,142
Stock purchased and retired	(635)	(6)	(6,640)	(9,451)	—	—	(16,097)	—
Capital distributions to parent	—	—	—	—	—	—	—	(83,605)

Balances - September 30, 2011	15,636	$158	$170,852	$138,966	$71	$(3,319)	$306,728	$239,894

The accompanying notes are an integral part of this condensed consolidated financial statement.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	TPCGI		TPCGLLC
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash flows from operating activities	$44,509	$52,595	$44,757	$52,198

Cash used in investing activities	(32,587)	(11,888)	(32,587)	(11,888)

Cash flows from financing activities:
Repayments on Term Loan	—	(2,026)	—	(2,026)
Net payments on Revolving Credit Facility borrowings	—	(400)	—	(400)
Payments on insurance debt	—	(2,609)	—	(2,609)
Debt issuance costs	—	(4,911)	—	(4,911)
Exercise of stock options	974	3,020	—	—
Tax benefit windfall from share-based compensation arrangements	—	337	—	337
Purchase of common stock	(16,097)	—	—	—
Capital distributions to parent	—	—	(83,605)	—

Cash used in financing activities	(15,123)	(6,589)	(83,605)	(9,609)

(Decrease) increase in cash and cash equivalents	(3,201)	34,118	(71,435)	30,701
Cash and cash equivalents, beginning of period	85,594	447	83,858	367

Cash and cash equivalents, end of period	$82,393	$34,565	$12,423	$31,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

1. Organization

The accompanying unaudited condensed consolidated financial statements of TPCGI include the accounts of TPCGI, a Delaware corporation, and its direct and indirect subsidiaries, including its direct wholly owned subsidiaries, Texas Petrochemicals Netherlands B.V. and TPCGLLC, a Texas limited liability company. The accompanying unaudited condensed consolidated financial statements of TPCGLLC include the accounts of TPCGLLC and its direct wholly owned subsidiaries, Texas Butylene Chemical Corporation, Texas Olefins Domestic International Sales Corporation, Port Neches Fuels LLC, and TP Capital Corp. Unless the context indicates otherwise, throughout this report, the terms “the Company”, “we”, “us”, “our” and “ours” are used to refer to both TPCGI and TPCGLLC and their direct and indirect subsidiaries. Discussions or areas of this report that apply specifically to TPCGI or TPCGLLC are clearly noted in such section.

2. Fiscal Year End Change

On July 15, 2010, TPCGI’s Board of Directors and TPCGLLC’s managers approved a change in our fiscal year-end from June 30 to December 31, which was effective as of January 1, 2011. Consequently, we filed a Form 10-K for the six-month transition period ended December 31, 2010. The intent of the change was to align the reporting of our financial results more closely with our peers and to better synchronize our management processes and business cycles with those of our suppliers and customers.

3. Principles of Consolidation

The unaudited condensed consolidated financial statements of TPCGI include the accounts of TPCGI and its direct and indirect subsidiaries, after the elimination of all significant intercompany accounts and transactions. The unaudited condensed consolidated financial statements of TPCGLLC include the accounts of TPCGLLC and its subsidiaries, after the elimination of all significant intercompany accounts and transactions. Our investment in Hollywood/Texas Petrochemicals LP is accounted for under the equity method. The unaudited condensed consolidated financial statements presented have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

4. Interim Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions prescribed by the Securities and Exchange Commission (“SEC”) for interim financial reporting and do not include all disclosures required by US GAAP. Our December 31, 2010 Condensed Consolidated Balance Sheet data was derived from audited financial statements.

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

The interim condensed consolidated financial statements should be read together with audited consolidated financial statements and related notes thereto included in TPCGI’s Transition Report on Form 10-K for the six-month transition period ended December 31, 2010 and TPCGLLC’s Amended Registration Statement on Form S-4 filed with the SEC on September 15, 2011, which became effective September 22, 2011.

NOTE B – DESCRIPTION OF BUSINESS

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

TPC Group Inc. and TPC Group LLC

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

Our principal raw material feedstocks are crude C4, crude isobutylene and propylene. The pricing under our supply contracts and sales contracts is usually linked to a commodity price index, such as indices based on the price of unleaded regular gasoline, butane, isobutane or propylene, or to the price at which we sell the finished product. Our supply and sales contracts, which link pricing to commodity price indices, are considered normal purchase and sales contracts under applicable accounting guidance and are therefore not considered to be derivative instruments. This determination has been made based on the following criteria: (a) the supply and sales contracts conform to normal industry pricing and quantity terms; (b) the underlying price indices are considered clearly and closely related to the product being purchased or sold since they are directly relevant to the market value of the product being purchased or sold; (c) the contracts are settled via physical delivery; (d) the magnitude of the price adjustments based on the changes in the underlying commodity price indices are proportionate to the impact on the fair value of the asset being purchased or sold; and (e) these contracts have been documented as normal supply and sales contracts.

NOTE C – DETAIL AND DISCUSSION OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Consolidated cash and cash equivalents at September 30, 2011 was $82.4 million, consisting of TPCGI cash of $70.0 million and TPCGLLC cash of $12.4 million. Substantially all of the $70.0 million of TPCGI cash was received in distributions from TPCGLLC and $54.8 million is invested in short term money market investments in a major U.S. bank and $15.2 million in depository accounts in banks. We believe that the likelihood of any loss of cash and cash equivalents is remote and that we are not exposed to any significant credit risk on cash and cash equivalents (see Notes H and I).

TPCGLLC’s due from parent amounts are eliminated in the condensed consolidated financial statements of TPCGI.

Inventories, as of the dates presented, are as follows (in thousands):

	September 30, 2011	December 31, 2010
Finished goods	$88,385	$46,813
Raw materials and chemical supplies	76,261	42,451

	$164,646	$89,264

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other current assets, as of the dates presented, are as follows (in thousands):

	September 30, 2011	December 31, 2010
Prepaid expense and other	$7,669	$7,900
Repair parts inventory	9,086	8,911
Deferred taxes, net	6,894	7,320

	$23,649	$24,131

At December 31, 2010, TPCGI’s prepaid expenses and other included a miscellaneous non-trade receivable of $0.2 million.

Property, plant and equipment, as of the dates presented, are as follows (in thousands):

	September 30, 2010	December 31, 2010
Land and land improvements	$41,803	$41,803
Plant and equipment	597,429	585,431
Construction in progress	41,435	22,294
Other	19,880	18,478

	700,547	668,006
Less accumulated depreciation	213,774	183,514

	$486,773	$484,492

Amounts attributable to our investment in Hollywood/Texas Petrochemicals LP for the nine months ended September 30, 2011 are as follows (in thousands):

Balance December 31, 2010	$2,733
Equity in Earnings	980
Distribution	(1,050)

Balance September 30, 2011	$2,663

Intangible Assets

Changes in the carrying amount of our intangible assets, for the nine months ended September 30, 2011, are as follows (in thousands):

	Intangible assets	Accumulated amortization	Carrying value
Balance at December 31, 2010	$6,220	$(267)	$5,953
Amortization	—	(33)	(33)

Balance at September 30, 2011	$6,220	$(300)	$5,920

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The gross carrying amounts and accumulated amortization of intangible assets, as of September 30, 2011, are as follows (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
Technology license	$5,499	$—	$5,499
Patents	721	(300)	421

	$6,220	$(300)	$5,920

Other assets, as of the dates presented, are as follows (in thousands):

	September 30, 2011	December 31, 2010
Debt issuance cost	$10,314	$12,494
Deferred turnaround cost	12,170	11,651
Other deferred costs	15,704	18,801

	$38,188	$42,946

Accrued liabilities, as of the dates presented, are as follows (in thousands):

	TPCGI		TPCGLLC
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Accrued payroll and benefits	$8,241	$6,123	$8,241	$6,123
Accrued freight	3,286	3,755	3,286	3,755
Accrued interest	15,160	7,166	15,160	7,166
Federal and state income tax	15,035	868	15,035	832
Property and sales tax	5,780	7,527	5,780	7,527
Deferred revenue	761	3,914	761	3,914
Other	709	1,517	683	1,517

	$48,972	$30,870	$48,946	$30,834

The difference at September 30, 2011 and December 31, 2010 between TPCGI’s and TPCGLLC’s accrued liabilities consists of Delaware franchise tax payable.

The increase in accrued federal and state income tax reflects the federal and state income tax provision for the nine months ended September 30, 2011 less estimated payments made in April, June and September.

NOTE D – DISCUSSION OF CERTAIN CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME CAPTIONS

Lower-of-cost-or-market adjustment

The $9.8 million lower-of-cost-or-market charge in the three month period ended September 30, 2011 was recorded to recognize the loss in value of certain inventories as of September 30, 2011 based on estimated recoverable amounts. Of the total charge, $9.4 million related to butadiene and $0.3 million related to fuel products in the C-4 Processing segment and $0.1 million related to isobutylene derivative products in the Performance Products segment. The $9.4 million charge related to butadiene reflected the decline in the butadiene benchmark price from $1.71 per pound in September to $1.40 per pound in October.

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE E – ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

No accounting pronouncements were adopted during the nine months ended September 30, 2011. In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income”, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company plans to adopt this guidance on January 1, 2012, as required. We are assessing the manner in which it will be presented and we do not expect that it will have any impact on our financial statements.

NOTE F – DEBT

Outstanding debt is shown below as of the dates presented (in thousands):

	September 30, 2011	December 31, 2010
8 1/4% Senior Secured Notes	$350,000	$350,000
Unamortized discount on Notes	(2,024)	(2,214)

	347,976	347,786
Less current portion of long-term debt	—	—

Total long-term debt	$347,976	$347,786

Our financing arrangements consist of $350.0 million of 8 1/4% Senior Secured Notes (the “Notes”) due 2017 (see Note P) and a $175 million revolving credit facility (the “Revolving Credit Facility”).

At September 30, 2011, we had total debt of $348.0 million and the ability to access $175.0 million of availability under the Revolving Credit Facility while still maintaining compliance with the covenants contained therein and in the indenture governing the Notes. As of September 30, 2011, we were in compliance with all covenants set forth in the agreement governing the Revolving Credit Facility and the indenture governing the Notes.

1. 8 1/4% Senior Secured Notes

The Notes are due October 1, 2017 and interest is paid semi-annually in arrears on April 1 and October 1 of each year. At September 30, 2011 the Notes have a carrying value of $348.0 million and a fair value of approximately $341.7 million.

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

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

As of September 30, 2011 and December 31, 2010, we had no outstanding assets or liabilities measured at fair value on a recurring basis.

2. Derivative Financial Instruments

The nature of our business involves market and financial risks. Specifically, we are exposed to commodity price risks and interest rate fluctuations on any outstanding borrowings under our Revolving Credit Facility. We have elected, from time to time, to manage commodity price risks and interest rate fluctuations with commodity swap, interest rate swap, and interest rate cap instruments. We were not party to any derivative financial instruments at December 31, 2010 or at any time during the nine months ended September 30, 2011. Consequently, we incurred no realized or unrealized gains or losses related to derivative financial instruments during the nine months ended September 30, 2011.

During the nine months ended September 30, 2010, we were party to an interest rate swap which matured on June 30, 2010. The interest rate swap was not designated as a hedge; consequently, the change in the fair value during the nine months ended September 30, 2010, was recognized in earnings as an unrealized gain of $2.1 million and is reflected separately in our Condensed Consolidated Statements of Operations and Comprehensive Income.

NOTE H – DISTRIBUTIONS TO PARENT - TPCGLLC

A portion of the proceeds of the October 5, 2010 issuance and sale of the Notes, along with cash on hand, was used to fund a $130.0 million distribution by TPCGLLC to TPCGI to be used by TPCGI for dividends, stock repurchases or other returns of capital to its stockholders. The $130.0 million distribution was made in installments of $61.4 million on December 30, 2010, $5.0 million on March 4, 2011 and $63.6 million on March 14, 2011. On September 30, 2011, in accordance with conditions set forth in our Revolving Credit Facility agreement and the indenture governing the Notes, an additional $15.0 million was distributed to TPCGI.

NOTE I – PURCHASE OF SHARES UNDER STOCK REPURCHASE PROGRAM

On March 3, 2011, we announced that TPCGI’s Board of Directors approved a stock repurchase program for up to $30.0 million of TPCGI’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate TPCGI to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by TPCGI’s Board of Directors without prior notice. During the first quarter of 2011, TPCGI purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. No shares were purchased during the second quarter of 2011. During the third quarter of 2011, TPCGI purchased 352,259 shares under the program in the open market at an average of $23.53 per share, for a total of $8.3 million. Total shares purchased to date under the $30 million program are 634,791 shares at an average of $25.33 per share, for a total of $16.1 million. As of September 30, 2011, the remaining amount available for stock repurchases under the program was $13.9 million. Subsequent to the third quarter through the filing date of this Form 10-Q there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE J – EARNINGS PER SHARE - TPCGI

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

Basic and diluted earnings per share are computed for the periods presented as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income available to common shareholders	$9,381	$12,775	$55,087	$31,236

Average common shares outstanding	15,951	18,256	16,039	18,071

Basic earnings per share	$0.59	$0.70	$3.43	$1.73

Diluted earnings per share:
Net income available to common shareholders	$9,381	$12,775	$55,087	$31,236

Average common shares outstanding	15,951	18,256	16,039	18,071
Add: common stock equivalents:
Stock options and restricted stock	96	44	127	17

Diluted average common shares outstanding	16,047	18,300	16,166	18,088

Diluted earnings per share	$0.58	$0.70	$3.41	$1.73

Anti-dilutive stock options not included in the treasury stock method	—	92	—	92

Average grant price of stock options not included in the treasury stock method	$—	$24.79	$—	$24.79

NOTE K – INCOME TAXES

The effective income tax rates for TPCGI for the three month periods ended September 30, 2011 and 2010 were 40.6% and 35.0%, respectively, and for the nine month periods ended September 30, 2011 and 2010 were 35.1% and 35.8%, respectively. TPCGLLC’s effective income tax rates were the same as TPCGI’s for all periods presented, except for the nine months ended September 30, 2010, which was 35.5% compared to TPCGI’s rate for the same period of 35.8%. The effective rates for the 2011 periods were based on the projected effective rate for the year ending December 31, 2011. The effective rates for the quarter ended September 30, 2010 were based on the projected effective rate for the six-month transition period ended December 31, 2010. The effective rates for the first nine months of 2010 were based partly on the actual effective rate for the fiscal year ended June 30, 2010 and partly on the projected effective rate for the six-month transition period ended December 31, 2010, as a result of the change in fiscal years that took effect on January 1, 2011. The projected effective rates for all periods were based on the federal statutory tax rate of 35%, adjusted for the impact of projected permanent differences, and state income taxes.

The effective tax rates for the quarter and nine months ended September 30, 2011 reflect an increase in projected tax depreciation for 2011, which resulted in a lower projected Domestic Production Deduction and thus a higher projected effective rate for 2011.

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE L – COMMITMENTS AND CONTINGENCIES

1. Legal Matters

From time to time, we are party to routine litigation incidental to the normal course of our business, consisting primarily of claims for personal injury or exposure to our chemical products or feedstocks, and environmental matters. We intend to defend these actions vigorously and believe, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to our financial condition or results of operations or cash flows. We record reserves for contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable. Management’s judgment may prove materially inaccurate, and such judgment is subject to the uncertainty of litigation. Many of the personal injury or product exposure lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. To the extent that we are named in any legal proceedings relating to the assets acquired from Huntsman Petrochemical Corporation and Huntsman Fuels, LP (collectively, “Huntsman”) on June 27, 2006 where the alleged events giving rise to the proceeding occurred prior to our ownership of the assets, we should be indemnified in such proceedings by Huntsman, subject to specified terms and limitations contained in the Purchase and Sales Agreement with Huntsman.

Our contractual arrangements with our customers and suppliers are typically very complicated and can include, for example, complex index based pricing formulas that determine the price for our feedstocks or finished products. Due to the complicated nature of our contractual arrangements, we can, from time to time, be involved in disputes with our customers and suppliers regarding the interpretation of these contracts, including the index-based pricing formulas. These disputes occur in the normal course of our business, seldom result in actual formal litigation, and are typically resolved in the context of the broader commercial relationship that we have with the customer or supplier. As described above, we record reserves for contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable. Management’s judgment may prove materially inaccurate, and such judgment is subject to the uncertainty of the dispute resolution or litigation process. As of September 30, 2011 we had not recognized any reserves related to unresolved disputes with customers and suppliers as there were no outstanding disputes.

2. MTBE Litigation

MTBE, or Methyl Tertiary Butyl Ether, is a product formerly made by our company at our Houston and Port Neches facilities. Our Houston facility still produces MTBE as an intermediary step for the production of some of our Performance Products and for limited sales in markets outside of the United States. The contemplated restart of one of the dehydrogenation units would provide us with the flexibility to produce MTBE for sale into international markets.

We were named as a co-defendant in a total of eighteen cases filed in 2007 and 2009 by local governmental authorities alleging that MTBE, a product made by several petrochemicals companies including our company, may have contaminated the soil and groundwater of their respective jurisdictions. Each of these governmental authorities sought more than $1.5 billion in compensatory and punitive damages from all of the defendants in the aggregate, including an unspecified amount of damages from us. We defended these claims vigorously. In July 2010, we settled all of the eighteen cases for an aggregate amount of approximately $1.1 million, which amount was accrued in fiscal 2010 and paid in August 2010. Orders of dismissal have been entered by the respective courts in which the cases were pending. The Port Neches acquisition agreement with Huntsman includes an obligation of Huntsman to indemnify us for claims related to MTBE without monetary limitation for up to eight years from the June 2006 closing date for any claims arising from an act predating the acquisition. There can be no assurance as to when similar lawsuits and related issues may arise or be resolved or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment in connection with future litigation could result in a significant decrease in our working capital and liquidity and recognition of a loss in our Condensed Consolidated Statements of Operations.

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

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Legislative and regulatory measures to address concerns that emissions of carbon dioxide, methane and other certain gases—commonly referred to as GHGs, may be contributing to warming of the Earth’s atmosphere are in various phases of discussions or implementation at the international, national, regional and state levels. The petrochemical industry is a direct source of certain GHG emissions, namely carbon dioxide, and future restrictions on such emissions could impact our future operations. In the United States, federal legislation imposing restrictions on GHG is under consideration. In addition, EPA has promulgated a series of rulemakings and other actions intended to result in the regulation of GHGs as pollutants under the CAA. In April 2010, EPA promulgated final motor vehicle GHG emission standards, which apply to vehicle model years 2012-2016. EPA has taken the position that the motor vehicle GHG emission standards triggered CAA permitting requirements for certain affected stationary sources of GHG emissions beginning on January 2, 2011. In May 2010, EPA finalized the Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which phased in federal new source review and Title V permitting requirements for certain affected stationary sources of GHG emissions, beginning on January 2, 2011. These EPA rulemakings could affect our operations and ability to obtain air permits for new or modified facilities.

Furthermore, in 2010, EPA regulations became effective that require monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements. Following a six-month extension issued by EPA, the first emissions reports required under the new rule were due on or before September 30, 2011 and TPC submitted reports accordingly. Although this new rule does not control GHG emission levels from any facilities, it will cause us to incur monitoring and reporting costs.

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

In addition to the requirements imposed upon us by law, we also enter into other agreements from time to time with state and local environmental agencies either to avoid the risks of potential regulatory action against us or to implement improvements that exceed current legal requirements. To that end, we have entered into the following agreement that will require us to reduce our emissions of butadiene and other volatile organic compounds at our Houston facility:

•

In January 2009, we signed an Agreed Corrective Action Order (“ACAO”) with Texas Commission on Environmental Quality (TCEQ) related to our Houston facility. The ACAO was approved by the TCEQ Commissioners in April 2009 following a public agenda hearing. The ACAO obligates us to undertake a five-year, $20 million incremental spending program on projects designed to enhance environmental performance that would not normally have been done as part of routine maintenance at our Houston facility. We expect to implement the required measures and incur the incremental spending through a combination of (a) increases in our annual maintenance and capital expenditures throughout the five-year period and (b) additional expenditures in connection with our regularly scheduled turnarounds (typically occurring every three to four years). We expect to fund the incremental expenditures from our operations and/or from borrowings under our Revolving Credit Facility and do not expect the expenditures to have a material impact on our operations or liquidity. As of June 2011, our expenditures on enhanced environmental performance projects in satisfaction of our obligation under the ACAO totaled approximately $6.2 million. We are currently in negotiation with TCEQ for inclusion of additional project spending towards the obligation. In the ACAO, we also commit to reduce emissions of volatile organic compounds from discrete emissions events at our Houston facility on a rolling twelve-month basis by more than thirty-five percent of annual pre-ACAO levels. We are currently in compliance with all requirements in the ACAO.

Chemical Product Safety Regulation. The products we make are subject to laws and regulations governing chemical product safety, including the federal Toxic Substances Control Act (“TSCA”) and chemical product safety laws in jurisdictions outside the United States where our products are distributed. The goal of TSCA is to prevent unreasonable risks of injury to health or the environment associated with the manufacture, processing, distribution in commerce, use or disposal of chemical substances. Under TSCA, the EPA has established reporting, record-keeping, testing and control-related requirements for new and existing chemicals with which we must comply. In September 2009, EPA initiated a comprehensive approach to enhance the management of chemicals under TSCA and announced principles for strengthening U.S. chemical management laws. Changes in chemicals management regulations or laws

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

could impose additional regulatory burdens and costs on us and others in the industry. In December 2006, the European Union adopted a new regulatory framework concerning the Registration, Evaluation and Authorization of Chemicals (known as REACH), which became effective on June 1, 2007. One of its main objectives is the protection of human health and the environment. REACH requires manufacturers and importers to gather information on the properties of their substances that meet certain volume or toxicological criteria and register the information in a central database to be maintained by the European Chemical Agency in Finland. REACH also contains a mechanism for the progressive substitution of the most dangerous chemicals when suitable alternatives have been identified. We met the deadline of December 1, 2008 for the pre-registration of those chemicals manufactured in, or imported into, the European Economic Area in quantities of one metric ton or more that were not otherwise exempted. Complete registrations containing extensive data on the characteristics of the chemicals will be required in three phases, depending on production usage or tonnage imported per year, and the toxicological criteria of the chemicals. The first registrations were required in 2010; subsequent registrations are due in 2013 and 2018. We registered five chemicals in 2010 to meet our initial obligations under REACH. The toxicological criteria considered for registration determinations are carcinogenicity, mutagenicity, reproductive toxicity (category 1 and 2), and aquatic toxicity. Beginning June 1, 2011, companies are required to notify the European Chemicals Agency of products containing above 0.1 percent of substances of very high concern on the candidate list for authorization. None of TPC’s products contain substances of very high concern on the candidate list for authorization, and therefore TPC was not required to report for this deadline.” By June 1, 2013, the European Commission will review whether substances with endocrine disruptive properties should be authorized if safer alternatives exist. By June 1, 2019, the European Commission will determine whether to extend the duty to warn from substances of very high concern to those that could be dangerous or unpleasant. We do not expect that the costs to comply with current chemical product safety requirements or REACH will be material to our financial condition, results of operations or cash flows. It is possible that other regions in which we operate could follow the European Union approach and adopt more stringent chemical product safety requirements.

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

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE M – DEFINED BENEFIT PENSION PLAN

For the periods presented, periodic pension cost consists of the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Components of net periodic pension cost:
Service cost	$270	$332	$810	$995
Interest cost	67	62	201	173
Expected return on assets	(79)	(54)	(238)	(124)
Amortization of actuarial loss	—	15	—	43

	$258	$355	$773	$1,087

NOTE N – SEGMENT INFORMATION

We manage our business as two operating segments based on the products we offer and the markets we serve. Our organizational structure is designed to most effectively manage our business segments and service the needs of our customers. Our operating segments are the C4 Processing business and the Performance Products business.

In the C4 Processing segment, we process the crude C4 stream into several higher value components, namely butadiene, butene-1, raffinates and MTBE. In our Performance Products segment, we produce high purity isobutylene and process isobutylene to produce higher value derivative products, such as polyisobutylenes and diisobutylenes, and we produce nonene and tetramer at our Baytown facility.

We produce steam and electricity for our own use at our Houston facility and we sell a portion of our steam production as well as excess electricity. The revenues and expenses related to sale of steam and electricity are not significant and are included in the C4 Processing segment.

1. Reportable Segments

The following table provides unaudited revenues, cost of sales, operating expenses, depreciation and amortization, and TPCGI Adjusted EBITDA (defined below) by reportable segment (amounts in thousands) for the periods presented. The table also provides a reconciliation of TPCGI Adjusted EBITDA to TPCGI Net Income, the US GAAP measure most directly comparable to Adjusted EBITDA. The amount of revenues, cost of sales, operating expenses and depreciation and amortization are the same for both TPCGI and TPCGLLC. Adjusted EBITDA for TPCGLLC differs slightly from TPCGI due to miscellaneous corporate expenses (see Note 4 in the table below).

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

As a complement to financial measures provided in accordance with GAAP, management believes that Adjusted EBITDA assists investors and lenders who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance outlook and trends and distort comparability. In addition, management believes a presentation of Adjusted EBITDA on a segment and consolidated basis enhances overall understanding of our performance by providing a higher degree of transparency for such items and providing a level of disclosure that helps investors understand how management plans, measures and evaluates our operating performance and allocates capital. Since Adjusted EBITDA is not a measure computed in accordance with US GAAP, it is not intended to be presented herein as a substitute to operating income or net income as indicators of the Company’s operating performance. Adjusted EBITDA is the primary performance measurement used by our senior management and TPCGI’s Board of Directors to evaluate operating results and to allocate capital resources between our business segments.

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We calculate Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (EBITDA), which is then adjusted to remove or add back certain items. The items removed or added back have historically consisted of items we consider to be non-recurring in nature and which we believe distort comparability between periods, as well as certain non-cash items such as stock-based compensation and unrealized gains and losses on derivative financial instruments. As indicated in the table below, during the first quarter of 2011 we revised our previous definition of Adjusted EBITDA to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments, because they are recurring in nature. For comparison purposes the following table shows Adjusted EBITDA for all periods presented under both the revised definition and the previous definition used for the six month transition period ended December 31, 2010. As shown below in the reconciliation of TPCGI Adjusted EBITDA to TPCGI Net Income, the US GAAP measure most directly comparable to Adjusted EBITDA, under the revised definition of Adjusted EBITDA, there were no adjustments to EBITDA for any of the periods presented. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies; therefore, it may not be comparable to other companies.

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial results by operating segment are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
C4 Processing	$713,492	$397,876	$1,806,890	$1,122,152
Performance Products	121,788	101,567	376,873	309,849

	$835,280	$499,443	$2,183,763	$1,432,001

Cost of sales (1):
C4 Processing	$645,110	$350,594	$1,587,691	$984,109
Performance Products	103,213	77,546	313,805	239,018

	$748,323	$428,140	$1,901,496	$1,223,127

Operating expenses:
C4 Processing	$25,179	$23,484	$78,542	$73,426
Performance Products	10,416	9,386	31,301	27,615

	$35,595	$32,870	$109,843	$101,041

Depreciation and amortization:
C4 Processing	$4,426	$4,371	$13,401	$13,015
Performance Products	2,585	2,553	7,932	7,721
Corporate	309	305	1,077	1,048
Unallocated	2,653	2,621	7,928	7,717

	$9,973	$9,850	$30,338	$29,501

TPCGI Adjusted EBITDA-as previously defined during the six months ended December 31, 2010 (2)
C4 Processing (3)	$33,479	$23,799	$130,933	$64,617
Performance Products (3)	8,056	14,635	31,663	43,216
Corporate (4)	(6,832)	(5,313)	(20,545)	(20,068)

	$34,703	$33,121	$142,051	$87,765

TPCGI Adjusted EBITDA-current definition (2)
C4 Processing (3)	$33,479	$23,799	$130,933	$64,617
Performance Products (3)	8,056	14,635	31,663	43,216
Corporate (4)	(7,124)	(5,714)	(21,687)	(18,933)

	$34,411	$32,720	$140,909	$88,900

(1)	Does not include operating expenses, depreciation and amortization expense or the $9.8 million lower-of-cost-or-market adjustment discussed below.
(2)	See above for a discussion of Adjusted EBITDA and the revision starting in the first three months of 2011 of our previous definition of Adjusted EBITDA to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments, because they are recurring in nature. See below for reconciliations of TPCGI Adjusted EBITDA to TPCGI Net Income for the periods presented. Net Income is the most directly comparable GAAP measure reported in the Consolidated Statements of Operations.
(3)	TPCGI Adjusted EBITDA for the three and nine months ended September 30, 2011 includes a lower-of-cost-or-market charge of $9.8 million, of which $9.7 million relates to the C4 Processing Segment and $0.1 million relates to the Performance Products Segment.
(4)	There are no significant differences in miscellaneous corporate expenses between TPCGLLC and TPCGI.

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
TPCGI net income	$9,381	$12,775	$55,087	$31,236
Income tax expense	6,409	6,875	29,827	17,430
Interest expense, net	8,648	3,220	25,657	10,733
Depreciation and amortization	9,973	9,850	30,338	29,501

TPCGI EBITDA	34,411	32,720	140,909	88,900
Non-cash stock-based compensation	292	401	1,142	957
Unrealized gain on derivatives	—	—	—	(2,092)

Adjusted EBITDA as previously defined during the six months ended December 31, 2010	34,703	33,121	142,051	87,765
Non-cash stock-based compensation	(292)	(401)	(1,142)	(957)
Unrealized gain on derivatives	—	—	—	2,092

TPCGI Adjusted EBITDA	$34,411	$32,720	$140,909	$88,900

2. Segment Assets

Assets by segment are shown below (in thousands). Assets allocated to the operating segments consist primarily of trade accounts receivable, inventories, property, plant and equipment, and intangible assets. Corporate assets primarily include cash, investment in limited partnership and other assets. Unallocated assets consist of plant assets at our Houston facility that benefit both operating segments, but are not part of a specific production unit or process.

	TPCGI		TPCGLLC
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
C4 Processing	$621,171	$462,120	$621,171	$462,120
Performance Products	202,062	216,052	202,062	216,052
Corporate	120,992	126,535	51,833	128,104
Unallocated	129,911	107,471	129,911	107,471

	$1,074,136	$912,178	$1,004,977	$913,747

3. Intersegment Sales

Inter-segment product transfers from the C4 Processing segment to the Performance Products segment are not significant and, as such, are not reported as inter-segment revenues.

NOTE O – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, we determined there were no subsequent events which should be disclosed or recognized in the financial statements.

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION

On October 5, 2010, TPCGLLC issued and sold the Notes with an aggregate principal amount of $350.0 million. Under the Indenture governing the Notes, the Notes are fully and unconditionally and jointly and severally guaranteed (the “Guarantees”) initially by all of TPCGLLC’s material domestic subsidiaries. Each of the subsidiary guarantors is 100% owned by TPCGLLC, and there are no subsidiaries of TPCGLLC other than the subsidiary guarantors. TPCGLLC is a wholly owned subsidiary of TPCGI. TPCGLLC provided 100% of TPCGI’s total consolidated revenue for all periods presented and nearly 100% of TPCGI’s total consolidated noncash asset base as of September 30, 2011 and December 31, 2010. TPCGI and its only other direct wholly owned subsidiary, Texas Petrochemicals Netherlands B.V., are neither issuers nor guarantors of the Notes. Condensed consolidating financial information with respect to the guarantors is presented below. There are no significant restrictions on the ability of TPCGLLC or any subsidiary guarantor to obtain funds from its subsidiaries by dividend or loan.

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following tables set forth condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, condensed consolidating statements of operations for the three and nine months ended September 30, 2011 and 2010 and condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010. The accompanying consolidating financial information includes the accounts of TPCGI and TPCGLLC (the “Issuer”), and the combined accounts of all guarantor subsidiaries. In the opinion of management, separate complete financial statements of the guarantors would not provide additional information that would be material for investors to evaluate the sufficiency of the Guarantees.

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2011

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,422	$1	$—	$12,423	$69,970	$—	$82,393
Trade accounts receivable	269,904	—	—	269,904	—	—	269,904
Intercompany balances	672	141	—	813	(813)	—	—
Inventories	164,646	—	—	164,646	—	—	164,646
Other current assets	23,647	—	—	23,647	2	—	23,649

Total current assets	471,291	142	—	471,433	69,159	—	540,592

Property, plant and equipment, net	485,850	923	—	486,773	—	—	486,773
Investment in limited partnership	2,663	—	—	2,663	—	—	2,663
Intangible assets, net	5,920	—	—	5,920	—	—	5,920
Investment in subsidiaries	1,044	—	(1,044)	—	239,894	(239,894)	—
Other assets	38,188	—	—	38,188	—	—	38,188

Total assets	$1,004,956	$1,065	$(1,044)	$1,004,977	$309,053	$(239,894)	$1,074,136

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$250,483	$—	$—	$250,483	$2,299	$—	$252,782
Accrued liabilities	48,925	21	—	48,946	26	—	48,972

Total current liabilities	299,408	21	—	299,429	2,325	—	301,754

Long-term debt	347,976	—	—	347,976	—	—	347,976
Deferred income taxes	117,678	—	—	117,678	—	—	117,678

Total liabilities	765,062	21	—	765,083	2,325	—	767,408

Commitments and contingencies

Equity	239,894	1,044	(1,044)	239,894	306,728	(239,894)	306,728

Total liabilities and equity	$1,004,956	$1,065	$(1,044)	$1,004,977	$309,053	$(239,894)	$1,074,136

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2010

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$83,857	$1	$—	$83,858	$1,736	$—	$85,594
Trade accounts receivable	177,065	—	—	177,065	—	—	177,065
Intercompany balances	3,284	238	—	3,522	(3,522)	—	—
Inventories	89,264	—	—	89,264	—	—	89,264
Other current assets	23,914	—	—	23,914	217	—	24,131

Total current assets	377,384	239	—	377,623	(1,569)	—	376,054

Property, plant and equipment, net	483,621	871	—	484,492	—	—	484,492
Investment in limited partnership	2,733	—	—	2,733	—	—	2,733
Intangible assets, net	5,953	—	—	5,953	—	—	5,953
Investment in subsidiaries	1,081	—	(1,081)	—	267,227	(267,227)	—
Other assets	42,946	—	—	42,946	—	—	42,946

Total assets	$913,718	$1,110	$(1,081)	$913,747	$265,658	$(267,227)	$912,178

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$150,026	$—	$—	$150,026	$—	$—	$150,026
Accrued liabilities	30,805	29	—	30,834	36	—	30,870

Total current liabilities	180,831	29	—	180,860	36	—	180,896

Long-term debt	347,786	—	—	347,786	—	—	347,786
Deferred income taxes	117,874	—	—	117,874	—	—	117,874

Total liabilities	646,491	29	—	646,520	36	—	646,556

Commitments and contingencies

Equity	267,227	1,081	(1,081)	267,227	265,622	(267,227)	265,622

Total liabilities and equity	$913,718	$1,110	$(1,081)	$913,747	$265,658	$(267,227)	$912,178

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2011

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Revenue	$835,264	$16	$—	$835,280	$—	$—	$835,280
Cost of sales (excludes items listed below)	748,323	—	—	748,323	—	—	748,323
Operating expenses	35,588	7	—	35,595	—	—	35,595
General and administrative expenses	7,562	—	—	7,562	—	—	7,562
Depreciation and amortization	9,952	21	—	9,973	—	—	9,973
Lower-of-cost-or-market adjustment	9,827	—	—	9,827	—	—	9,827

Income from operations	24,012	(12)	—	24,000	—	—	24,000

Other (income) expense:
Interest expense, net	8,686	—	—	8,686	(38)	—	8,648
Net loss (income) in consolidated subsidiaries	12	—	(12)	—	(9,378)	9,378	—
Other, net	(473)	—	—	(473)	35	—	(438)

Income before income taxes	15,787	(12)	12	15,787	9,381	(9,378)	15,790

Income tax expense	6,409	—	—	6,409	—	—	6,409

Net income	$9,378	$(12)	$12	$9,378	$9,381	$(9,378)	$9,381

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2010

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Revenue	$499,424	$19	$—	$499,443	$—	$—	$499,443
Cost of sales (excludes items listed below)	428,140	—	—	428,140	—	—	428,140
Operating expenses	32,858	12	—	32,870	—	—	32,870
General and administrative expenses	6,049	—	—	6,049	—	—	6,049
Depreciation and amortization	9,831	19	—	9,850	—	—	9,850

Income from operations	22,546	(12)	—	22,534	—	—	22,534

Other (income) expense:
Interest expense, net	3,221	—	—	3,221	(1)	—	3,220
Net loss (income) in consolidated subsidiaries	12	—	(12)	—	(12,820)	12,820	—
Other, net	(336)	—	—	(336)	—	—	(336)

Income before income taxes	19,649	(12)	12	19,649	12,821	(12,820)	19,650

Income tax expense	6,829	—	—	6,829	46	—	6,875

Net income	$12,820	$(12)	$12	$12,820	$12,775	$(12,820)	$12,775

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2011

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Revenue	$2,183,718	$45	$—	$2,183,763	$—	$—	$2,183,763
Cost of sales (excludes items listed below)	1,901,496	—	—	1,901,496	—	—	1,901,496
Operating expenses	109,821	22	—	109,843	—	—	109,843
General and administrative expenses	22,982	—	—	22,982	—	—	22,982
Depreciation and amortization	30,278	60	—	30,338	—	—	30,338
Lower-of-cost-or-market adjustment	9,827	—	—	9,827	—	—	9,827

Income from operations	109,314	(37)	—	109,277	—	—	109,277

Other (income) expense:
Interest expense, net	25,742	—	—	25,742	(85)	—	25,657
Net loss (income) in consolidated subsidiaries	37	—	(37)	—	(55,130)	55,130	—
Other, net	(1,422)	—	—	(1,422)	128	—	(1,294)

Income before income taxes	84,957	(37)	37	84,957	55,087	(55,130)	84,914

Income tax expense	29,827	—	—	29,827	—	—	29,827

Net income	$55,130	$(37)	$37	$55,130	$55,087	$(55,130)	$55,087

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2010

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Revenue	$1,431,942	$59	$—	$1,432,001	$—	$—	$1,432,001
Cost of sales (excludes items listed below)	1,223,127	—	—	1,223,127	—	—	1,223,127
Operating expenses	101,005	36	—	101,041	—	—	101,041
General and administrative expenses	22,598	—	—	22,598	—	—	22,598
Depreciation and amortization	29,443	58	—	29,501	—	—	29,501

Income from operations	55,769	(35)	—	55,734	—	—	55,734

Other (income) expense:
Interest expense, net	10,733	—	—	10,733	—	—	10,733
Unrealized gain on derivatives	(2,092)	—	—	(2,092)	—	—	(2,092)
Net loss (income) in consolidated subsidiaries	35	—	(35)	—	(31,371)	31,371	—
Other, net	(1,573)	—	—	(1,573)	—	—	(1,573)

Income before income taxes	48,666	(35)	35	48,666	31,371	(31,371)	48,666

Income tax expense	17,295	—	—	17,295	135	—	17,430

Net income	$31,371	$(35)	$35	$31,371	$31,236	$(31,371)	$31,236

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine months Ended September 30, 2011

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Cash (used in) provided by operating activities	$44,757	$—	$—	$44,757	$(248)	$—	$44,509

Cash used in investing activities	(32,587)	—	—	(32,587)	—	—	(32,587)

Cash flows from financing activities:
Exercise of stock options	—	—	—	—	974	—	974
Purchase of common stock	—	—	—	—	(16,097)	—	(16,097)
Capital distributions	(83,605)	—	—	(83,605)	83,605	—	—

Cash provided by (used in) financing activities	(83,605)	—	—	(83,605)	68,482	—	(15,123)

Increase (decrease) in cash and cash equivalents	(71,435)	—	—	(71,435)	68,234	—	(3,201)
Cash and cash equivalents, beginning of period	83,857	1	—	83,858	1,736	—	85,594

Cash and cash equivalents, end of period	$12,422	$1	$—	$12,423	$69,970	$—	$82,393

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine months Ended September 30, 2010

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Cash (used in) provided by operating activities	$52,198	$—	$—	$52,198	$397	$—	$52,595

Cash used in investing activities	(11,888)	—	—	(11,888)	—	—	(11,888)

Cash flows from financing activities:
Repayments on Term Loan	(2,026)	—	—	(2,026)	—	—	(2,026)
Net repayments on Revolving Credit Facility Borrowings	(400)	—	—	(400)	—	—	(400)
Payments on insurance debt	(2,609)	—	—	(2,609)	—	—	(2,609)
Debt issuance cost	(4,911)	—	—	(4,911)	—	—	(4,911)
Exercise of stock options	—	—	—	—	3,020	—	3,020
Tax benefit windfall from share-based compensation arrangements	337	—	—	337	—	—	337

Cash provided by (used in) financing activities	(9,609)	—	—	(9,609)	3,020	—	(6,589)

Increase in cash and cash equivalents	30,701	—	—	30,701	3,417	—	34,118
Cash and cash equivalents, beginning of period	366	1	—	367	80	—	447

Cash and cash equivalents, end of period	$31,067	$1	$—	$31,068	$3,497	$—	$34,565

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements of TPC Group Inc. (“TPCGI”) and TPC Group LLC (“TPCGLLC”) and accompanying notes included in this Form 10-Q, as well as the audited consolidated financial statements and related notes thereto included in TPCGI’s Transition Report on Form 10-K for the six-month transition period ended December 31, 2010 and TPCGLLC’s Amended Registration Statement on Form S-4 filed with the SEC on September 15, 2011, which became effective September 22, 2011.

Explanatory Note – TPCGI and TPCGLLC

TPCGLLC is the principal wholly-owned subsidiary of TPCGI. TPCGLLC provided 100% of TPCGI’s total consolidated revenue for all periods presented and nearly 100% of TPCGI’s total consolidated noncash asset base as of September 30, 2011 and December 31, 2010. Unless the context indicates otherwise, throughout the following discussion and analysis of our financial condition and results of operations, the terms “the Company”, “we”, “us”, “our” and “ours” are used to refer to both TPCGI and TPCGLLC and their direct and indirect subsidiaries. Any discussions or areas in this report that apply specifically to TPCGI or TPCGLLC are clearly noted as such.

Overview

We manage our business and conduct our activities in two operating segments, our C4 Processing segment and our Performance Products segment. These two operating segments are our reporting segments. In the C4 Processing segment, we process the crude C4 stream into several higher value components, namely butadiene, butene-1, raffinates and MTBE. In our Performance Products segment, we produce high purity isobutylene and we process isobutylene to produce higher value derivative products, such as polyisobutylenes and diisobutylenes. We also process refinery grade propylene into nonene, tetramer and associated by-products as a part of our Performance Products segment. We produce steam and electricity for our own use at our Houston facility, and we sell a portion of our steam production as well as excess electricity, which are reported as part of our C4 Processing segment.

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

Material Industry Trends

We receive most of our crude C4 from steam crackers, which are designed to process naphtha and natural gas liquids (NGLs) as feedstocks for ethylene production. Crude C4 is a byproduct of the ethylene production process, and the volume of crude C4 produced by the process is driven by both the volume of ethylene produced and the composition of the steam cracker feedstock. Some major ethylene producers have the flexibility to vary from light feedstocks, such as NGLs, to heavier feedstocks, such as naphtha, or vice versa depending on the economics of the feedstock. When ethylene producers process heavier feedstock, greater volumes of crude C4 are produced. However, when light feedstocks are inexpensive relative to heavy feedstocks, the producers may choose to process those light feedstocks instead, a process referred to as “light cracking,” which results in lower volumes of crude C4 production. Throughout 2010 and the first nine months of 2011, NGL prices have remained attractive relative to naphtha; consequently, light cracking has been prevalent and crude C4 supply has been reduced over the same period, which has had a negative impact on our C4 Processing segment production and sales volumes.

The upward trend in petroleum prices, related commodity market indices, general economic conditions and demand that created increasingly favorable market conditions for our products over the course of 2010 continued through the first nine months of 2011. Since a substantial portion of our product selling prices and raw material costs are linked to the same commodity indices (such as indices based on the price of unleaded regular gasoline, butane, isobutane or refinery grade propylene), we experienced upward trends in both our selling prices and raw material costs during 2010 and the first nine months of 2011. Over this same period of time our selling prices and margins have also been positively impacted by structurally tight supply and generally strong demand for our products.

As a result of the recent weakening in global economic conditions, in the latter part of the third quarter of 2011 we began to experience softness in customer orders for some of our products as our customers anticipated weakening end-use demand for their products. Performance Products segment demand has been negatively impacted by customer destocking activities to reduce inventory levels in response to weakening end-use demand. In the C4 Processing segment, in addition to softening demand, the benchmark price for butadiene declined from $1.71/lb. in September 2011 to $1.40/lb. in October 2011 as global supply and demand moved toward a balanced status. In addition, over the latter part of the third quarter and into early fourth quarter, we have seen typical seasonal weakening in the price of unleaded regular gasoline to which the selling prices and raw material costs of our fuel component products are linked. As a result of the decline in butadiene and unleaded regular gasoline pricing, we concluded that the value of our inventory of those products had been impaired at September 30, 2011 and we recorded a lower-of-cost-or-market charge of $9.8 million in the third quarter, of which $9.4 million related to butadiene inventory.

Although we believe we are well positioned for the long term to benefit from favorable market trends of continuing structural tightness in many of our products and modest economic growth, we anticipate a challenging fourth quarter, and we believe the market will come back into balance in early 2012.

Since the end of the third quarter, we have seen further softening in demand and further decline in the benchmark price for butadiene and anticipate further decline in December. We believe this downward trend in butadiene demand and pricing reflects a temporary decline in end-use demand by our customers as they adjust their inventories and purchases due to the recent global economic uncertainty.

As we have emphasized in the past, our butadiene margins per unit should be relatively stable in a stable pricing environment, regardless of the absolute level of pricing. However, as a result of the timing between the purchase of crude C4 in one period and sale of finished butadiene in a later period, per unit margins will expand as butadiene pricing trends upward and will contract as butadiene pricing trends downward. Over the course of the first nine months of 2011, we experienced margin expansion as butadiene pricing was on a continuous upward trend. In contrast, as butadiene pricing trends downward over the fourth quarter, we anticipate substantial margin contraction until pricing stabilizes at a lower level. When pricing is stable, our per-unit margins equal the value of the processing and aggregation services we provide to our customers.

Aside from the negative impact of substantial declines in butadiene pricing, we would anticipate our fourth quarter 2011 Adjusted EBITDA, due to the impact of weaker economic conditions and softer demand, to be approximately 35% to 70% of our fourth quarter 2010 Adjusted EBITDA of $19 million, which reflected relatively stable butadiene pricing. Based on the October butadiene settlement price of $1.40 per pound and a current published North American spot price for butadiene of $0.95 per pound and the current level of our crude and finished butadiene inventory of 67 million pounds, the negative impact on fourth quarter Adjusted EBITDA from the decline in butadiene price would be approximately $30 million. The actual impact of butadiene pricing on our fourth quarter Adjusted EBITDA will vary based on further butadiene price fluctuations and changes in our butadiene inventory quantity, as well as discussions with suppliers to reduce inventory impact. The lower butadiene prices should have a positive impact on working capital and cash flow. We expect to generate $18 million to $27 million of free cash flow in the fourth quarter. The actual Adjusted EBITDA and free cash flow could vary significantly from the ranges provided based on actual performance and market conditions.

We continue to make progress in developing the longer term growth and profit performance potential of the Company through strategic projects that capitalize on attractive long term market fundamentals, idled production assets, and the expected strength of natural gas liquids economics. We are performing detailed engineering and initial construction to restart one of our idled dehydrogenation units to produce isobutylene as a feedstock for our fuel products and performance products business. We also continue to make progress on our engineering study to produce up to 600 million pounds of on-purpose butadiene by restarting our second, idled dehydrogenation unit. We believe these opportunities have the potential to enhance our business model and operating performance, and to provide a strong foundation for long-term, sustainable growth.

2011 Developments

In February 2011, we undertook a process toward restarting one of the dehydrogenation units at our Houston facility. We own two independent, world scale dehydrogenation units with technology that allows the production of a single, targeted olefin from natural gas liquid feedstock, as opposed to steam cracking technology which generates a wide range of various olefins.

The dehydrogenation units, which were previously used to produce isobutylene, were idled in October 2007 in conjunction with the completion of a capital project which allowed us to externally source isobutylene feedstock at our Houston facility. From the time the assets were idled and through the first three quarters of fiscal 2009, the carrying value of the assets was not considered to be impaired because there were a number of realistic and probable alternative uses for the assets by which the carrying value would have been recovered. However, during the fourth quarter of fiscal 2009, due in large part to the decreased availability of financing and lack of opportunities for alternative uses of the units attributable to the ongoing global economic recession, and the fact that the assets had been idled for almost two years, we concluded that it was no longer likely that market conditions necessary to justify a significant investment in the assets would occur in the foreseeable future. Consequently, the likelihood of recovery of the carrying amount of these assets had been substantially reduced and, in the fourth quarter of fiscal 2009, we recorded an asset impairment charge of $6.0 million to write down the carrying value of these assets to zero.

At the time we recorded the impairment we were purchasing isobutylene under a supply contract that contained pricing terms that were more advantageous than the cost of producing isobutylene from our own dehydrogenation units, taking into account startup costs. Subsequently, the supply contract under which we were purchasing isobutylene was revised, as a result of bankruptcy proceedings by the supplier, which resulted in an increase in isobutylene costs under the contract, such that self-supplying isobutylene from the dehydrogenation units became more advantageous.

The isobutylene produced from the refurbished dehydrogenation unit will provide an additional strategic source of feedstock for our rapidly growing fuel products and performance products businesses. We estimate the refurbished dehydrogenation unit will produce approximately 650 million pounds of isobutylene per year from isobutane, a natural gas liquid whose production volumes continue to increase as a result of U.S. shale gas development, allowing us to evaluate a variety of sourcing options.

Subsequently, on July 13, 2011, we announced that (1) we received the Texas Commission on Environmental Quality (TCEQ) air permit necessary to proceed with the planned refurbishment, upgrade to air emissions controls, and restart one of our idled dehydrogenation units; (2) construction of the required new components for the system, along with refurbishment of the existing unit, began promptly following receipt of the permit; (3) we completed the primary phase of engineering on the project that commenced in January of this year; and (4) TPCGI’s Board of Directors approved the next phase of engineering, which is expected to be completed by the end of 2011. The refurbished dehydrogenation unit is projected to be operational in the first quarter of 2014.

On February 21, 2011, we announced the election of Eugene Allspach as a new member of our Board of Directors, which increased its size from seven to eight members. At the time of his election to the Board, Mr. Allspach was serving as President of E.R. Allspach & Associates, LLC, a consulting company to new business development activities in the petrochemical industry and had nearly 38 years of experience in the plastics and chemical industries.

Subsequently, on September 26, 2011, Mr. Allspach was appointed Senior Vice President – Corporate Development for the Company and will continue to serve on the TPCGI’s Board of Directors.

On March 3, 2011, we announced that TPCGI’s Board of Directors approved a stock purchase program for up to $30.0 million of TPCGI’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock purchase program does not obligate TPCGI to purchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. As of September 30, 2011, TPCGI had purchased 634,791 shares under the program in the open market at an average of $23.33 per share, for a total of $16.1 million. The shares purchased were immediately retired and any additional shares to be purchased under the program will also be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

On March 18, 2011, we announced that TPCGI’s Board of Directors elected Michael T. McDonnell as President and Chief Executive Officer and appointed him to the Board of Directors, each effective March 22, 2011. Mr. McDonnell replaced Charles W. Shaver in those roles. Mr. Shaver retired as President and Chief Executive Officer on March 22, 2011, and retired from the Board of Directors effective on that date.

On March 28, 2011, Kenneth E. Glassman, a former member of TPCGI’s Board of Directors, notified us that he would not stand for reelection as a director upon the expiration of his term at TPCGI’s 2011 Annual Meeting of Stockholders.

Effective June 6, 2011, TPCGI’s Board of Directors elected Rishi Varma as Vice President and General Counsel. Mr. Varma replaced Christopher A. Artzer, who resigned from those roles on March 11, 2011.

On August 9, 2011, we announced that TPCGI’s Board of Directors approved funding for the next phase of engineering to produce on-purpose butadiene, targeting the restart of the second dehydrogenation unit at our Houston facility, coupled with construction of a TPC Group OXO-D™ production unit. Normal butane, a natural gas liquid whose production volumes continue to increase as a result of U.S. shale gas development, has been selected as the primary feedstock. Utilization of the TPC Group OXO- DTM technology allows highly efficient on-purpose butadiene production, and is expected to yield up to 600 million pounds per year of product with this project and to have the capability to expand as needed through additional phases as the market grows. This engineering phase is expected to be completed by the end of the first three months 2012.

As previously discussed, the dehydrogenation asset referred to above was one of two that were idled in October 2007. During the fourth quarter of fiscal 2009, due in large part to the decreased availability of financing and lack of opportunities for alternative uses of the units attributable to the ongoing global economic recession, and the fact that the assets had been idled for almost two years, we concluded that it was no longer likely that market conditions necessary to justify a significant investment in the assets would occur in the foreseeable future. Consequently, the likelihood of recovery of the carrying amount of these assets had been substantially reduced and, in the fourth quarter of fiscal 2009, we recorded an asset impairment charge of $6.0 million to write down the carrying value of these assets to zero. We have undertaken the restart project described above to realize potential improvements in feedstock costs. After completion of the project, the dehydrogenation unit, utilizing butane feed, will be used to produce butadiene in order to meet growing market demand in North America. As discussed above, butane is in increasing supply in the U.S. due to shale gas development, as compared to the ongoing structural shortage of supply of our traditional crude C4 supply due to light cracking at ethylene crackers. Light cracking, and the resulting tightness in crude C4 supply, has become more prevalent since the time we recorded the impairment.

On August 29, 2011, the Company and Luis E. Batiz, Senior Vice President of Operations, mutually agreed that Mr. Batiz will retire effective January 1, 2012.

In September 2011 we moved into our new Technical Center at our Houston site. The Technical Center was constructed for a total cost of $9.5 million.

On October 6, 2011, Michael S. White was appointed Senior Vice President of Operations of the Company. Mr. White replaces Luis Batiz in this role. Mr. White most recently served as Senior Vice President, Operations for Sun Coke Energy since 2008 and Vice President, Manufacturing for Sunoco Chemicals from 2003 to 2008.

On October 13, 2011 we announced the election of K’Lynne Johnson as a new member of TPCGI’s Board of Directors, which increased its size from seven to eight members. Ms. Johnson has over 20 years of experience in the oil and petrochemicals industries. Since 2007, Ms. Johnson has served as CEO and President of Elevance Renewable Sciences, a creator of valued specialty chemicals, including high performance and bio-based ingredients for use in personal care products, detergents, fuels, lubricants and other specialty chemical markets.

TPCGI and TPCGLLC Results of Operations

The following table provides unaudited sales volumes, revenues, cost of sales, operating expenses and TPCGI Adjusted EBITDA (defined below) by reportable segment (amounts in thousands) for the three and nine month periods ended September 30, 2011 and 2010. The table also provides a reconciliation of TPCGI Adjusted EBITDA to TPCGI Net Income, the GAAP measure most directly comparable to Adjusted EBITDA. The amount of sales volumes, revenues, cost of sales, and operating expenses are the same for both TPCGI and TPCGLLC. Please refer to this information, as well as our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, when reading our discussion and analysis of results of operations below. Revenues, cost of sales, operating expenses and Adjusted EBITDA in the table below are derived from our unaudited Condensed Consolidated Statements of Operations. There are no significant differences in miscellaneous corporate expenses between TPCGLLC and TPCGI, discussed in note 4 to the table below.

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

As a complement to financial measures provided in accordance with GAAP, management believes that Adjusted EBITDA assists investors and lenders who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance outlook and trends and distort comparability. In addition, management believes a presentation of Adjusted EBITDA on a segment and consolidated basis enhances overall understanding of our performance by providing a higher degree of transparency for such items and providing a level of disclosure that helps investors understand how management plans, measures and evaluates our operating performance and allocates capital. Since Adjusted EBITDA is not a measure computed in accordance with GAAP, it is not intended to be presented herein as a substitute to operating income or net income as indicators of the Company’s operating performance. Adjusted EBITDA is the primary performance measurement used by our senior management and TPCGI’s Board of Directors to evaluate operating results and to allocate capital resources between our business segments.

We calculate Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (EBITDA), which is then adjusted to remove or add back certain items. The items removed or added back have historically consisted of items we consider to be non-recurring in nature and which we believe distort comparability between periods, as well as certain non-cash items such as stock-based compensation and unrealized gains and losses on derivative financial instruments. As indicated in the table below, during the first quarter of 2011 we revised our previous definition of Adjusted EBITDA to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments, because they are recurring in nature. For comparison purposes the following table shows Adjusted EBITDA for all periods presented under both the revised definition and the previous definition used for the six-month transition period ended December 31, 2010. As shown below in the reconciliation of TPCGI Adjusted EBITDA to TPCGI Net Income, the US GAAP measure most directly comparable to Adjusted EBITDA, under the revised definition of Adjusted EBITDA, there were no adjustments to EBITDA for any of the periods presented. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies; therefore, it may not be comparable to other companies.

Results by operating segment are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales volumes (lbs)(1):
C4 Processing	669,067	587,128	1,941,515	1,762,832
Performance Products	149,063	161,563	487,145	473,229

	818,130	748,691	2,428,660	2,236,061

Revenues:
C4 Processing	$713,492	$397,876	$1,806,890	$1,122,152
Performance Products	121,788	101,567	376,873	309,849

	$835,280	$499,443	$2,183,763	$1,432,001

Cost of sales (2):
C4 Processing	$645,110	$350,594	$1,587,691	$984,109
Performance Products	103,213	77,546	313,805	239,018

	$748,323	$428,140	$1,901,496	$1,223,127

Operating expenses:
C4 Processing	$25,179	$23,484	$78,542	$73,426
Performance Products	10,416	9,386	31,301	27,615

	$35,595	$32,870	$109,843	$101,041

TPCGI Adjusted EBITDA-as previously defined during the six months ended December 31, 2010 (3)
C4 Processing (4)	$33,479	$23,799	$130,933	$64,617
Performance Products (4)	8,056	14,635	31,663	43,216
Corporate (5)	(6,832)	(5,313)	(20,545)	(20,068)

	$34,703	$33,121	$142,051	$87,765

TPCGI Adjusted EBITDA-current definition (3)
C4 Processing (4)	$33,479	$23,799	$130,933	$64,617
Performance Products (4)	8,056	$14,635	31,663	43,216
Corporate (5)	(7,124)	(5,714)	(21,687)	(18,933)

	$34,411	$32,720	$140,909	$88,900

(1)	Sales volumes represent product sales volumes only and do not include volumes of products delivered under tolling or similar arrangements, in which we do not purchase the raw materials, but process raw materials for another party for a specified fee.
(2)	Does not include operating expenses, depreciation and amortization expense or the $9.8 million lower-of-cost-or-market adjustment discussed below.
(3)	See above for a discussion of Adjusted EBITDA and the revision during the first quarter of 2011 of our previous definition of Adjusted EBITDA to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments, because they are recurring in nature. See below for reconciliations of TPCGI Adjusted EBITDA to TPCGI Net Income for the periods presented. Net Income is the most directly comparable GAAP measure reported in the Consolidated Statements of Operations.
(4)	TPCGI Adjusted EBITDA for the three and nine month periods ended September 30, 2011 includes a lower-of-cost-or-market charge of $9.8 million, of which $9.7 million relates to the C4 Processing Segment and $0.1 million relates to the Performance Products Segment.
(5)	There are no significant differences in miscellaneous corporate expenses between TPCGLLC and TPCGI.

The following table provides a reconciliation of TPCGI Adjusted EBITDA (current definition) to TPCGI Net Income (in thousands) for the three and nine month periods ended September 30, 2011 and 2010. Net Income is the most directly comparable GAAP measure reported in the Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
TPCGI Net income	$9,381	$12,775	$55,087	$31,236
Income tax expense	6,409	6,875	29,827	17,430
Interest expense, net	8,648	3,220	25,657	10,733
Depreciation and amortization	9,973	9,850	30,338	29,501

TPCGI EBITDA	34,411	32,720	140,909	88,900
Non-cash stock-based compensation	292	401	1,142	957
Unrealized gain on derivatives	—	—	—	(2,092)

Adjusted EBITDA as previously defined during the six months ended December 31, 2010	34,703	33,121	142,051	87,765
Non-cash stock-based compensation	(292)	(401)	(1,142)	(957)
Unrealized gain on derivatives	—	—	—	2,092

TPCGI Adjusted EBITDA	$34,411	$32,720	$140,909	$88,900

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

The following table summarizes the primary indices which impact our revenues and raw material costs by segment.

Finished Product	Revenues	Raw Material Costs
C4 Segment
Butadiene	Butadiene	Butadiene
Butene – 1	Unleaded regular gasoline	Unleaded regular gasoline
Raffinates	Unleaded regular gasoline	Unleaded regular gasoline
MTBE	Unleaded regular gasoline	Unleaded regular gasoline

Performance Products Segment
High purity isobutylene	Butane	Unleaded regular gasoline
Diisobutylene	Butane	Butane
Polyisobutylene	Butane	Butane
Nonene	Refinery grade propylene	Refinery grade propylene
Tetramer	Refinery grade propylene	Refinery grade propylene

The following table summarizes the average index prices for each period presented.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	% Chg.	2011	2010	% Chg.
Average commodity prices:
Butadiene (cents/lb)(1)	172.6	93.5	85%	136.4	83.8	63%
Unleaded regular gasoline (cents/gal)(2)	288.9	200.1	44%	285.7	205.7	39%
Butane (cents/gal)(3)	188.4	138.2	36%	183.4	145.6	26%
Refinery grade propylene (cents/lb)(1)	67.1	44.4	51%	71.3	47.3	51%

(1)	Industry pricing was obtained through the Chemical Market Associates, Inc.
(2)	Industry pricing was obtained through Platts.
(3)	Industry pricing was obtained through the Oil Price Information Service.

Three months ended September 30, 2011 versus three months ended September 30, 2010

Revenues, cost of sales, operating expenses, general and administrative expenses, depreciation and amortization expense and lower-of-cost-or-market adjustment were the same for TPCGI and TPCGLLC for each period discussed below.

Revenues

Total revenues for the quarter ended September 30, 2011 were $835.3 million, an increase of $335.8 million, or 67%, compared to total revenues of $499.4 million for the prior year quarter. The increase in revenues reflected a 53% increase in the overall average unit selling price, due to rising commodity prices across most of our product line portfolio, and a 9% increase in overall sales volume. The higher average unit selling price for the current year quarter reflected the favorable trend over the past year in overall market conditions for our products as well as the upward trend in petroleum prices and related commodity market indices to which a substantial portion of our product selling prices (and raw material costs – as discussed above) are linked.

C4 Processing segment revenues of $713.5 million for the third quarter of 2011 were up $315.6 million, or 79%, compared to the prior year quarter. The increase was driven by both higher selling prices and higher sales volume, which reflected higher commodity prices, stronger global demand from our customers and structurally tight supply of our products due to ethylene crackers processing lighter feedstocks. The average unit selling price for the segment increased 57%, which had a positive impact of $260 million, and sales volume was up 14%, which had a positive impact of $56 million. The average benchmark price for butadiene was up 84% compared to the prior year quarter and average selling prices for butene-1 and fuel-related products were also higher due to a 44% increase in the average price of unleaded regular gasoline. The increased sales volume consisted primarily of an increase in sales of fuel component products as butadiene volumes were consistent with the prior year quarter.

Performance Products segment revenues were $121.8 million for the quarter ended September 30, 2011 compared to $101.6 million for the comparable prior year period, an increase of $20.2 million, or 20%. The improvement reflected the positive impact of a 30% increase in average unit selling price for the segment, partially offset by the negative impact of 8% lower sales volume. The positive impact of the higher average unit selling price was $28 million and the negative impact of the lower sales volume was $8 million. The higher average unit selling price reflected a 36% increase in the average price of butane, which is a major pricing component of our isobutylene derivative products, and an increase of 51% in the average price of refinery grade propylene, which is a major pricing component of our propylene derivative products. The lower sales volume reflected the combined effect of timing of customer orders, customer inventory destocking, and an overall softening in market conditions in the latter part of the current year quarter.

Cost of sales

Total cost of sales (which excludes operating expenses, depreciation and amortization and the lower-of-cost-or-market adjustment discussed below) was $748.3 million for the quarter ended September 30, 2011 compared to $428.1 million for the comparable prior year quarter. The overall $320.2 million, or 75%, increase reflected 66% higher average raw material cost and the 9% increase in sales volume.

C4 Processing segment cost of sales was $645.1 million for the quarter ended September 30, 2011 compared to $350.6 million for the comparable prior year period, which represents an increase of $294.5 million, or 84%. The increase was driven primarily by 62% higher average unit cost of sales, which increased cost of sales by $246 million and, to a lesser degree, the 14% higher sales volume which had a $49 million impact. The higher average unit cost reflected higher raw material costs across the entire product portfolio within the segment. Cost of sales for the current year quarter included a favorable butadiene pricing impact of approximately $15 million while the impact on the comparable prior year quarter was negligible. Average butadiene inventory values coming into the current year quarter were lower than the average cost of butadiene contained in the raw material crude C4 purchased during the period, whereas butadiene values coming into the prior year period were consistent with the cost of raw materials purchased during the period. C4 Processing segment cost of sales as a percentage of segment revenues was 90% and 88% for the quarters ended September 30, 2011 and 2010, respectively.

Performance Products segment cost of sales was $103.2 million for the three months ended September 30, 2011 compared to $77.5 million for the prior year period, which represents an increase of $25.7 million, or 33%. The increase reflected the effect of 44% higher average unit cost of sales, partially offset by the 8% decline in sales volume. The higher average unit cost increased cost of sales by $32 million while the lower sales volume decreased cost of sales by $6 million. The higher average unit cost reflected higher raw material costs across all product lines within the segment. High purity isobutylene raw material costs are linked to unleaded regular gasoline prices, which were up 44% compared to the prior year period. Isobutylene derivatives raw material costs are linked to butane prices, which were up 36%. Propylene derivatives raw material costs are linked to refinery grade propylene costs, which were up 51%. Performance Products segment cost of sales as a percentage of segment revenues for the three month periods ended September 30, 2011 and 2010 were 85% and 76%, respectively. The increase in the percentage of cost of sales to revenues reflected the impact of an unfavorable sales mix for the polyisobutylene product line, the negative impact on high purity isobutylene margins as a result of an unfavorable relationship between butane and gasoline prices in the current year quarter compared to the prior year quarter and higher sales volumes of by-product streams which carry near breakeven margins.

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

Across-the-board increases in the market indices used in our index-based raw material costs and finished products selling prices for the quarter ended September 30, 2011 versus the comparable prior year period were the drivers behind the higher overall average selling price and the higher overall average raw material cost noted above. The 53% increase in the average selling price equated to $0.35 per pound and the 66% increase in the average raw material cost equated to $0.34 per pound, for an improvement in overall average material margin of $0.01 per pound. As a result of the combination of factors noted above, which have an impact on material margin percentage, the material margin percentage for the three months ended September 30, 2011 was 15% compared to 22% for the prior year period.

Operating expenses

Operating expenses incurred during the three months ended September 30, 2011 were $35.6 million compared to $32.9 million for the comparable prior year period. The major components of the $2.7 million, or 8%, increase were higher salaries, wages, benefits and other personnel related expenses of $3.1 million, higher maintenance expense of $0.9 million, higher expense for safety and compliance consulting, training and other activities of $0.6 million, higher sales and use tax expense of $0.3 million, partially offset by lower property tax expense of $2.1 million. The lower property tax expense reflected a reduction in the property tax valuation for our Houston facility as a result of an arbitration settlement with the local taxing authority which resulted in a reduction of current year property taxes as well as partial refunds of previously paid property taxes for 2008, 2009 and 2010.

General and administrative expenses

General and administrative expenses of $7.6 million for the three months ended September 30, 2011 were up $1.5 million compared to the prior year period. The major components of the increase were higher personnel related expenses of $0.4 million and higher contract services and professional fees of $0.9 million, which included legal and other fees related to the registration of our 8 1/4% Senior Secured Notes.

Depreciation and amortization expense

Depreciation and amortization expense was $10.0 million for the three months ended September 30, 2011 compared to $9.9 million for the prior year period. The comparable amounts of depreciation for the current and prior year periods reflected depreciation on new projects completed over the past year, none of which were individually significant, offset by the effect of assets becoming fully depreciated over the same period.

Lower-of-cost-or-market adjustment

The $9.8 million lower-of-cost-or-market adjustment in the three month period ended September 30, 2011 was recorded to recognize the loss in value of certain inventories as of September 30, 2011 based on estimated recoverable amounts. Of the total charge, $9.4 million related to butadiene and $0.3 million related to fuel products in the C-4 Processing segment and $0.1 million related to isobutylene derivative products in the Performance Products segment. The $9.4 million charge related to butadiene reflected the decline in the butadiene benchmark price from $1.71/lb. in September 2011 to $1.40/lb. in October 2011.

Interest expense, net

TPCGI interest expense, net for the quarter ended September 30, 2011 was $8.6 million, compared to $3.2 million for the prior year period. The increase reflected the impact of our long-term debt refinancing in October 2010, in which we repaid the full $268.8 million principal amount of our term loan with proceeds from the issuance of $350.0 million 8 1/4% Senior Secured Notes due in 2017 (the “Notes”). For the prior year period, the interest rate on the term loan was LIBOR plus a spread of 2.50%.

TPCGLLC interest, net was slightly higher in both periods since it does not include interest income on TPCGI’s invested cash and cash equivalents.

Other, net

Other, net for both TPCGI and TPCGLLC the three month periods ended September 30, 2011 and 2010 consisted primarily of income from our investment in Hollywood/Texas Petrochemicals LP, which is accounted for under the equity method. We and Kirby Inland Marine, Inc. formed this joint venture to operate four barges capable of transporting chemicals. Other, net for TPCGLLC differs slightly from TPCGI due to Delaware franchise taxes.

Income tax expense

The effective income tax rates for both TPCGI and TPCGLLC the quarters ended September 30, 2011 and 2010 were 40.6% and 35.0%, respectively. The effective rate for the 2011 period was based on the projected effective rate for the year ending December 31, 2011, and the effective rate for the 2010 period was based on the projected effective rate for the six-month transition period ended December 31, 2010. The projected effective rates for both periods were based on the federal statutory tax rate of 35%, adjusted for the impact of projected permanent differences, and state income taxes. The effective tax rate for the 2011 period was higher than the federal statutory rate due primarily to an increase in projected tax depreciation for 2011, which resulted in a lower projected Domestic Production Deduction and thus a higher projected effective rate for 2011.

Net income

Net income for both TPCGI and TPCGLLC for the three months ended September 30, 2011 was $9.4 million compared to $12.8 million for the comparable prior year period. The primary components of the $3.4 million decrease were higher cost of sales of $320.2 million, the lower-of-cost-or-market charge of $9.8 million, higher interest expense of $5.4 million and higher operating and selling, general and administrative expenses of $4.2 million, partially offset by higher total revenues of $335.8 million.

Adjusted EBITDA

Adjusted EBITDA for the C4 Processing and Performance Products operating segments were the same for TPCGI and TPCGLLC for each period discussed below. Total TPCGI Adjusted EBITDA may differ slightly from total TPCGLLC Adjusted EBITDA due to minor differences in miscellaneous corporate expenses. Due to the insignificance of the differences the discussion of total Adjusted EBITDA and corporate expenses below will be from the TPCGI perspective only.

Adjusted EBITDA (as currently defined – see below for further discussion of our revisions to our previous definition of Adjusted EBITDA) for the three months ended September 30, 2011 was $34.4 million compared to $32.7 million for the comparable prior year period. The $1.7 million, or 5%, improvement reflected the favorable trend over the past year in overall market conditions for our products as well as the upward trend in petroleum prices and related commodity market indices to which a substantial portion of our product selling prices and raw material costs are linked, partially offset by the $9.8 million lower-of-cost-or-market charge primarily related to the impact of the 18% decline in the butadiene benchmark price that occurred subsequent to September 2011.

C4 Processing segment Adjusted EBITDA for the quarter ended September 30, 2011 was $33.5 million, which was $9.7 million, or 41%, higher than the $23.8 million for the comparable prior year quarter. The increase reflected improved margin between revenue and cost of sales of $21.1 million, which was partially offset by the lower-of-cost-or-market adjustment of $9.7 million discussed above and higher operating expenses of $1.7 million. Average unit margin between revenue and cost of sales for the segment was up 27%, and had a positive impact on the overall margin of $14 million, while the 14% higher sales volume had a positive impact of $7 million. The overall C4 Processing segment margin improvement reflected both unit margin and volume improvements for butadiene and fuel component products. As discussed under cost of sales above, C4 Processing segment Adjusted EBITDA for the quarter ended September 30, 2011 included a favorable butadiene pricing impact of approximately $15 million while the impact on the comparable prior year quarter was negligible.

Performance Products segment Adjusted EBITDA for the three months ended September 30, 2011 was $8.1 million, which was $6.6 million, or 45%, lower than the $14.6 million for the comparable prior year period. The decrease consisted of lower margin between revenue and cost of sales of $5.4 million and higher operating expenses of $1.0 million. Average unit margin between sales and cost of sales for the current year quarter was 16% lower than the prior year quarter which primarily reflected more favorable market conditions and opportunistic higher margin spot sales in the prior year quarter. The lower average unit margin had a negative impact on the overall margin of $3 million and the negative impact of the 8% lower volume was $2 million.

Corporate and other expenses consist of general and administrative expenses and other, net discussed above.

We have revised the previously reported corporate expense component of Adjusted EBITDA for the prior year quarter ended September 30, 2010 to no longer remove the effect of non-cash stock-based compensation because it is recurring in nature. Under the previous definition, non-cash stock-based compensation of $0.3 million would be added to the reported amount for the quarter ended September 30, 2011 and Adjusted EBITDA would be $34.7 million, which is the comparable amount to the previously reported amount of $33.1 million for the prior year quarter.

Nine months ended September 30, 2011 versus nine months ended September 30, 2010

Revenues, cost of sales, operating expenses, general and administrative expenses, depreciation and amortization expense and lower-of-cost-or-market adjustment were the same for TPCGI and TPCGLLC for each period discussed below.

Revenues

Total revenues for the first nine months of 2011 were $2,183.8 million, an increase of $751.8 million, or 53%, compared to total revenues of $1,432.0 million for the comparable prior year period. The increase in revenues reflected a 40% increase in the overall average unit selling price, due to rising commodity prices across most of our product line portfolio, and an increase of 9% in overall sales volume. The higher average unit selling price for the first nine months of 2011 reflected the favorable trend over the past year in overall market conditions for our products as well as the upward trend in petroleum prices and related commodity market indices to which a substantial portion of our product selling prices (and raw material costs – as discussed above) are linked.

C4 Processing segment revenues of $1,806.9 million for the nine months ended September 30, 2011 were up $684.7 million, or 61%, compared to the first nine months of 2010. The increase was driven by both higher selling prices and higher sales volume, which reflected higher commodity prices, growing global demand from our customers and structurally tight supply of our products due to ethylene crackers processing lighter feedstocks. The average unit selling price for the segment was up 46%, which had a positive impact of $571 million, and sales volume was up 10%, which had a positive impact of $114 million. The average unit selling price for butadiene increased 62% compared to the comparable prior year period and average selling prices for butene-1 and our fuel-related products also increased due to a 39% increase in the average price of unleaded regular gasoline. The increased sales volume consisted primarily of an increase in sales of fuel component products.

Performance Products segment revenues for the first nine months of 2011 were $376.9 million compared to $309.8 million for the comparable prior year period, an increase of $67.0 million, or 22%. The improvement reflected the combined impact of an 18% increase in average unit selling price for the segment and 3% higher sales volume. The higher average unit selling price and higher sales volume contributed $58 million and $9 million, respectively, to the overall improvement. The higher average unit selling price reflected a 26% increase in the average price of butane, which is a major pricing component of our isobutylene derivative products, and an increase of 51% in the average price of refinery grade propylene, which is a major pricing component of our propylene derivative products. The increase in sales volume consisted primarily of higher sales of propylene derivative products, which reflected both strong demand and plant operating improvements.

Cost of sales

Total cost of sales (which excludes operating expenses, depreciation and amortization and the lower-of-cost-or-market adjustment discussed below) was $1,901.5 million for the nine months ended September 30, 2011 compared to $1,223.1 million for the first nine months of 2010. The overall $678.4 million, or 55%, increase reflected a 48% increase in average raw material cost and the 9% increase in sales volume.

C4 Processing segment cost of sales was $1,587.7 million for the first nine months of 2011 compared to $984.1 million for the first nine months of 2010, which represented an increase of $603.6 million, or 61%. The increase was driven primarily by 47% higher average unit cost of sales, which increased cost of sales by $504 million and, to a lesser degree, the 10% higher sales volume which had a $100 million impact. Cost of sales for the nine months ended September 30, 2011 and 2010 included favorable butadiene pricing impacts of approximately $50 million and $14 million, respectively, as average inventory values coming into both periods were lower than the average cost of raw materials purchased during the respective periods. C4 Processing segment cost of sales as a percentage of segment revenues was 88% for each of the nine month periods ended September 30, 2011 and 2010.

Performance Products segment cost of sales was $313.8 million for the first nine months of 2011 compared to $239.0 million for the comparable prior year period, which represents an increase of $74.8 million, or 31%. The increase reflected the combined effect of 28% higher average unit cost of sales and 3% higher sales volume. The impacts of the higher average unit cost and higher sales volume were $68 million and $7 million, respectively. The higher average unit cost reflected substantially higher raw material costs for all product lines within the segment. High purity isobutylene raw material costs are linked to unleaded regular gasoline prices, which were up 39% over the prior year period. Isobutylene derivatives raw material costs are linked to butane prices, which were up 26%. Propylene derivatives raw material costs are linked to refinery grade propylene costs, which were up 51%. Performance Products segment cost of sales as a percentage of segment revenues was 83% for the first nine months of 2011 compared to 77% for the first nine months of 2010. The increase in the percentage of cost of sales to revenues reflected a current year negative impact on propylene derivative product margins from an upward trend in refinery grade propylene pricing while the comparable prior year period, in contrast, was positively impacted by a downward trend in propylene pricing. In addition, the current year period high purity isobutylene margins were negatively impacted by an unfavorable relationship between butane and gasoline prices compared to the prior year period and the overall percentage of cost of sales to revenues was negatively impacted by higher sales volumes of by-product streams which carry near breakeven margins.

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

Across-the-board increases in the market indices used in our index-based raw material costs and finished products selling prices for the first nine months of 2011 versus the comparable prior year period were the drivers behind the higher overall average selling price and the higher overall average raw material cost noted above. The 40% increase in the average selling price equated to $0.26 per pound and the 48% increase in the average raw material cost equated to $0.24 per pound, for an improvement in overall average material margin of $0.02 per pound. As a result of the combination of factors noted above, which have an impact on material margin percentage, the material margin percentage for the nine months ended September 30, 2011 was 18% compared to 22% for the prior year period.

Operating expenses

Operating expenses incurred during the nine months ended September 30, 2011 were $109.8 million compared to $101.0 million for the comparable prior year period. The primary components of the $8.8 million, or 9%, increase were higher salaries, wages, benefits and other personnel related expenses of $4.8 million, higher maintenance expense of $3.2 million, higher sales and use tax expense of $1.4 million, higher expense for safety and compliance consulting, training and other activities of $0.7 million and higher selling expense of $0.4 million, partially offset by lower property tax expense of $2.0 million. The higher maintenance expense included a write-off of $1.1 million of previously deferred turnaround cost as a result of accelerating the timing of a planned turnaround at the Houston facility. The lower property tax expense reflected a reduction in the property tax valuation for our Houston facility as a result of an arbitration settlement with the local taxing authority which resulted in a reduction of current year property taxes as well as partial refunds of previously paid property taxes for 2008, 2009 and 2010.

General and administrative expenses

General and administrative expenses of $23.0 million for the nine months ended September 30, 2011 were up $0.4 million compared to the prior year period. The overall increase primarily reflected higher personnel related expenses.

Depreciation and amortization expense

Depreciation and amortization expense was $30.3 million for the first nine months of 2011 compared to $29.5 million for the first nine months of 2010. The slightly higher depreciation expense reflected depreciation on projects completed over the past year, none of which were individually significant, offset by the effect of assets becoming fully depreciated over the same period.

Lower-of-cost-or-market adjustment

The $9.8 million lower-of-cost-or-market charge in the nine month period ended September 30, 2011 was recorded to recognize the loss in value of certain inventories as of September 30, 2011 based on estimated recoverable amounts. Of the total charge, $9.4 million related to butadiene and $0.3 million related to fuel products in the C-4 Processing segment and $0.1 million related to isobutylene derivative products in the Performance Products segment. The $9.4 million charge related to butadiene reflected the decline in the butadiene benchmark price from $1.71/lb. in September 2011 to $1.40/lb. in October 2011.

Interest expense, net

TPCGI interest expense, net for the first nine months of 2011 was $25.7 million, compared to $10.7 million for the comparable prior year period. The increase reflected the impact of our long-term debt refinancing in October 2010, in which we repaid the full $268.8 million principal amount of our term loan with proceeds from the issuance of $350.0 million of 8 1/4% Senior Secured Notes due in 2017. For the prior year period the interest rate on the term loan was LIBOR plus a spread of 2.50%.

TPCGLLC interest, net was slightly higher in both periods since it does not include interest income on TPCGI’s invested cash and cash equivalents.

Unrealized gain/loss on derivatives

We had no derivative instruments in place at any time during the nine months ended September 30, 2011. We had an unrealized gain of $2.1 million during the comparable prior year period that consisted entirely of a gain on an interest rate swap related to our term loan that expired on June 30, 2010.

Other, net

Other, net for both TPCGI and TPCGLLC for the first nine months of 2011 consisted primarily of income from our investment in Hollywood/Texas Petrochemicals LP, which is accounted for under the equity method. The comparable prior year period for both TPCGI and TPCGLLC also includes income from sale of scrap materials. We and Kirby Inland Marine, Inc. formed this joint venture to operate four barges capable of transporting chemicals. Other, net for TPCGLLC differs slightly from TPCGI due to Delaware franchise taxes.

Income tax expense

The effective income tax rate for both TPCGI and TPCGLLC for the nine months ended September 30, 2011 was 35.1% and the effective income tax rates for TPCGI and TPCGLLC for the nine months ended September 30, 2010 were 35.8% and 35.5%, respectively. The effective rate for the 2011 period was based on the projected effective rate for the year ending December 31, 2011. The effective rates for the 2010 period was based partly on the actual effective rate for the fiscal year ended June 30, 2010 and partly on the projected effective rate for the six-month transition period ended December 31, 2010, as a result of the change in fiscal years that took effect on January 1, 2011. The projected effective rate for 2011 was based on the federal statutory tax rate of 35%, adjusted for the impact of projected permanent differences, and state income taxes. The effective tax rate for the current year period was slightly higher than the federal statutory rate due primarily to an increase in projected tax depreciation for 2011, which resulted in a lower projected Domestic Production Deduction and thus a higher projected effective rate for 2011.

Net income

Net income for TPCGI for the first nine months of 2011 was $55.1 million compared to $31.2 million for the comparable period in 2010. The primary components of the $23.9 million increase were the positive impacts of higher total revenues of $751.8 million, partially offset by higher cost of sales of $678.4 million, higher operating expenses of $8.8 million, the lower-of-cost-or-market charge of $9.8 million, higher interest expense of $14.9 million and higher income tax expense of $12.4 million. TPCGLLC net income for the 2011 and 2010 periods of $55.1 million and $31.4 million, respectively reflect minor differences in miscellaneous corporate expenses and income taxes.

Adjusted EBITDA

Adjusted EBITDA for the C4 Processing and Performance Products operating segments were the same for TPCGI and TPCGLLC for each period discussed below. Total TPCGI Adjusted EBITDA may differ slightly from total TPCGLLC Adjusted EBITDA due to minor differences in miscellaneous corporate expenses and income taxes. Due to the insignificance of the differences the discussion of total Adjusted EBITDA and corporate expenses below will be from the TPCGI perspective only.

Adjusted EBITDA (as currently defined – see below for further discussion of our revisions to our previous definition of Adjusted EBITDA) for the nine months ended September 30, 2011 was $140.9 million compared to $88.9 million for the nine months ended September 30, 2010. The $52.0 million, or 59%, improvement reflected the favorable trend over the past year in overall market conditions for our products as well as the upward trend in petroleum prices and related commodity market indices to which a substantial portion of our product selling prices and raw material costs are linked, partially offset by the $9.8 million lower-of-cost-or-market charge primarily related to the impact of the 18% decline in the butadiene benchmark price that occurred subsequent to September 2011.

C4 Processing segment Adjusted EBITDA for the first nine months of 2011 was $130.9 million, which was $66.3 million, or 103%, higher than the $64.6 million for the first nine months of 2010. The primary driver behind the increase was improved margin between revenue and cost of sales of $81.2 million, which was partially offset by the lower-of-cost-or-market adjustment of $9.7 million discussed above and higher operating expenses of $5.1 million. Average unit margin for the segment, which was 44% higher, had a positive impact of $67 million and the 10% higher sales volume had a positive impact of $14 million. The overall C4 Processing segment margin improvement reflected both unit margin and volume improvements in all product lines. As discussed under cost of sales above, C4 Processing segment Adjusted EBITDA for the nine month periods ended September 30, 2011 and 2010 included a favorable butadiene pricing impact of approximately $50 million and $14 million, respectively.

Performance Products segment Adjusted EBITDA for the nine months ended September 30, 2011 was $31.7 million versus $43.2 million for the comparable prior year period. The $11.6 million, or 27%, decrease reflected lower margin between revenue and cost of sales of $7.8 million and higher operating expenses of $3.7 million. The impact on the overall Performance Products margin of the 3% higher volume was $2 million, and the negative impact of 14% lower average unit margin was $10 million. Current year margins for the segment reflected the negative impact on propylene derivative product margins from an upward trend in refinery grade propylene pricing while the comparable prior year period, in contrast, was positively impacted by a downward trend in propylene pricing. In addition, the current year period high purity isobutylene margins were negatively impacted by an unfavorable relationship between butane and gasoline prices compared to the prior year period. Also impacting the comparison to the prior year were more favorable market conditions that resulted in opportunistic higher margin spot sales that generally did not occur in the current year period.

Corporate and other expenses consist of general and administrative expenses, unrealized (gain) loss on derivatives and other, net discussed above.

We have revised the previously reported corporate expense component of Adjusted EBITDA for the prior year nine months ended September 30, 2010 to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments, because they are recurring in nature. Under the previous definition, non-cash stock-based compensation of $1.1 million would be added to the reported amount for the nine months ended September 30, 2011 and Adjusted EBITDA would be $142.1 million, which is the comparable amount to the previously reported amount of $87.8 million for the prior year period.

Liquidity and Capital Resources

Our financing arrangements consist principally of the Notes and a $175 million asset based revolving credit facility (the “Revolving Credit Facility”).

The Notes are fully and unconditionally and jointly and severally guaranteed initially by all of TPCGLLC’s material domestic subsidiaries. Each of the subsidiary guarantors is 100% owned by TPCGLLC, and there are no subsidiaries of TPCGLLC other than the subsidiary guarantors. TPCGLLC is a direct wholly owned subsidiary of TPCGI. TPCGI and its only other wholly owned subsidiary, Texas Petrochemicals Netherlands B.V., are neither issuers nor guarantors of the Notes.

At September 30, 2011, we had total debt of $348.0 million and cash on hand of $82.4 million. Debt outstanding consisted of $348.0 million of the Notes and no borrowings under our Revolving Credit Facility. As of September 30, 2011, we were in compliance with all covenants set forth in the indenture governing the Notes and the credit agreement governing the Revolving Credit Facility.

Sources and uses of cash

Our primary source of liquidity is cash flow generated from our operating activities and borrowing capacity under the Revolving Credit Facility. Our primary uses of cash are working capital, capital expenditures, contractual obligations, debt service and stock repurchases or dividends. We expect to have adequate liquidity to fund our liquidity requirements over the foreseeable future. This expectation is based, however, on estimates and assumptions regarding, among other things, our sales volumes, our feedstock purchase volumes, market prices for petrochemicals, capital and credit market conditions, and general industry and economic conditions. If one or more of these factors materially differs from our estimates, we may need to obtain additional financing to conduct our operations, which may not be available on acceptable terms or at all.

Availability under the Revolving Credit Facility is limited to the borrowing base, comprised of 85% of eligible accounts receivable and 65% of eligible inventory, as redetermined monthly. Up to $30 million of the facility may be used for the issuance of letters of credit. The Revolving Credit Facility also includes an accordion feature under which the lenders may agree, upon our request, to increase their commitments to an aggregate amount not to exceed $200 million. The Revolving Credit Facility matures on April 29, 2014. At September 30, 2011, we had total debt of $348.0 million and the ability to access the full $175.0 million of availability under our Revolving Credit Facility, while still maintaining compliance with the covenants contained therein and in the indenture governing the Notes.

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

The Revolving Credit Facility is secured with a first priority lien on TPCGLLC’s cash, accounts receivable, inventory and certain intangibles, and through cross-collateralization with the Notes, a second priority lien on all of TPCGLLC’s other assets, including fixed assets. The Revolving Credit Facility is guaranteed by all of the material domestic subsidiaries of TPCGLLC and provides for customary events of default.

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

Distributions to TPCGI from TPCGLLC

A portion of the proceeds of the October 5, 2010 issuance and sale of the Notes, along with cash on hand, was used to fund a $130.0 million distribution by TPCGLLC to TPCGI to be used by TPCGI for dividends, stock repurchases or other returns of capital to its stockholders. The $130.0 million distribution was made in installments of $61.4 million on December 30, 2010, $5.0 million on March 4, 2011 and $63.6 million on March 14, 2011. TPCGI used the December 30, 2010 distribution of $61.4 million to purchase 2,154,188 shares of its common stock at a price of $28.50 per share in conjunction with its modified “Dutch auction” tender offer that expired on December 23, 2010. On September 30, 2011, in accordance with conditions set forth in the credit agreement governing our Revolving Credit Facility agreement and the indenture governing the Notes an additional $15.0 million was distributed by TPCGLLC to TPCGI.

Purchase of Shares under Stock Repurchase Program

On March 3, 2011, TPCGI announced that its Board of Directors approved a stock repurchase program for up to $30.0 million of its common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate TPCGI to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. During the first quarter of 2011, TPCGI purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. No shares were purchased during the second quarter of 2011. During the third quarter of 2011, TPCGI purchased 352,259 additional shares under the program in the open market at an average of $23.53 per share, for a total of $8.3 million. Total shares purchased to date under the program are 634,791 shares at an average of $23.33 per share, for a total of $16.1 million. As of September 30, 2011, the remaining amount available for stock repurchases under the program was $13.9 million. Subsequent to September 30, 2011 and through the filing date of this Form 10-Q, there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

Cash Flow Summary

The following table summarizes changes in cash and cash equivalents for TPCGI and TPCGLLC during the nine months ended September 30, 2011 and 2010 (in thousands):

	TPCGI		TPCGLLC
	2011	2010	2011	2010
Cash flows (used in) provided by:
Operating activities	$44,509	$52,595	$44,757	$52,198
Investing activities	(32,587)	(11,888)	(32,587)	(11,888)
Financing activities	(15,123)	(6,589)	(83,605)	(9,609)

Change in cash and cash equivalents	$(3,201)	$34,118	$(71,435)	$30,701

Operating activities

For the nine months ended September 30, 2011, TPCGI had positive net cash flows from operations of $44.5 million. The primary components of the operating cash flows were net income of $55.1 million plus depreciation and other net non-cash expenses of $39.4 million, partially offset by an increased investment in working capital of $47.0 million and deferred plant turnaround costs of $5.8 million. The increased investment in working capital during the nine months ended September 30, 2011 reflects the upward trend in selling prices of our products and the costs of our raw material over the course of the period. Increased investment in trade accounts receivable and inventory (discussed below) were partially offset by increased levels of trade accounts payable, which also reflect the impact of higher raw material costs. The deferred turnaround costs, related primarily to a major turnaround project at our Houston facility during the first quarter of 2011, will be amortized until the next scheduled turnaround.

Operating cash flows for TPCGLLC for the nine months ended September 30, 2011 were $44.8 million. The minor differences between TPCGI and TPCGLLC operating cash flows primarily reflected the difference in net income and intercompany transactions.

Our inventory at September 30, 2011 of $164.6 million was $75.4 million higher than the $89.3 million at December 31, 2010. The increase in inventory value reflected the combined effect of a 6% increase in physical inventory volumes and a 74% increase in overall average cost per pound. The higher volume reflected an increase in days of inventory on hand from 19 days at December 31, 2010 to 20 days at September 30, 2011, which reflects reduced shipments in the latter part of the third quarter due to customer inventory destocking activities and softening market conditions. The higher average cost per pound reflected the higher values for butadiene and fuel related products, for which selling prices are linked to gasoline prices, which were on an upward trend over the course of the first nine months of 2011. The impacts of the higher volume and higher average cost were $5 million and $70 million, respectively.

Trade accounts receivable were $269.9 million at September 30, 2011 compared to $177.1 million at December 31, 2010. The increase reflected significantly higher sales in September 2011 compared to December 2010 due to the impact of higher selling prices, partially offset by the impact of lower sales volume. Days of sales outstanding at September 30, 2011 was 31 days, which is slightly lower than the 32 day average over the past year, compared to 33 days at December 31, 2010. Trade accounts receivable were more than 98% current at both September 30, 2011 and December 31, 2010.

For the nine months ended September 30, 2010, TPCGI generated positive net cash flows from operations of $52.6 million. The primary components of our operating cash flows were net income of $31.2 million plus depreciation and other net non-cash expenses of $50.5 million, and a federal income tax refund of $39.8 million, partially offset by an increased investment in working capital of $61.4 million and plant turnaround costs of $5.7 million. The increased investment in working capital during the nine months ended September 30, 2010 reflects the upward trend in selling prices of our products and the costs of our raw materials over the course of the period. Increased investment in trade accounts receivable and inventory were somewhat offset by increased levels of trade accounts payable, which also reflected the impact of higher raw material costs. The federal tax refund represented the recovery of prior year taxes paid as a result of the carry-back of the fiscal 2009 net operating loss. The deferred turnaround costs related primarily to a major turnaround project completed at the Houston facility.

Net operating cash flows for TPCGLLC for the nine months ended September 30, 2010 were $52.2 million. The minor differences between TPCGI and TPCGLLC operating cash flows primarily reflected the difference in net income and intercompany transactions.

Investing activities

During the nine month periods ended September 30, 2011 and 2010, we invested $32.6 million and $11.9 million, respectively, in the form of capital expenditures. Capital spending during the first nine months of 2011, in addition to baseline spending, included $7.7 million for the new lab at the Houston facility and $5.6 million for the primary phase of engineering related to the refurbishment and startup of one of our dehydrogenation units discussed above. The remainder of the 2011 spending to date has consisted primarily of various plant safety-related projects and profit adding projects, none of which are individually significant. The new lab building was completed in August at a total cost of approximately $9.5 million. The relatively low level of capital expenditures in the prior year period reflected baseline capital spending following completion of our major capital investment initiatives in early fiscal 2009.

Financing activities

Cash used for financing activities during the first nine months of 2011 was $15.1 million, consisting of $16.1 million to purchase shares under the stock purchase program discussed above, partially offset by cash received on exercise of stock options. The net use of cash for financing activities for the first nine months of 2010 was $6.6 million, which consisted primarily of debt issuance costs of $4.9 million, repayments of insurance debt of $2.6 million and repayment of the term loan of $2.0 million, partially offset by cash received on exercise of stock options of $3.0 million.

Financing activities for TPCGLLC consists of the distributions to TPCGI discussed above.

Off-balance sheet arrangements

We do not currently utilize any off-balance sheet arrangements to enhance our liquidity and capital resource positions, or for any other purpose.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material developments during the nine months ended September 30, 2011 regarding the matters previously disclosed about quantitative and qualitative market risk in TPCGI’s Transition Report on Form 10-K for the six month Transition Period ended December 31, 2010 and TPCGLLC’s Amended Registration Statement on Form S-4 filed with the SEC on September 15, 2011, which became effective September 22, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of TPC Group Inc.’s and TPC Group LLC’s Disclosure Committee and management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, TPC Group Inc.’s and TPC Group LLC’s President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Controls

During the period covered by this report there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note L to the condensed consolidated financial statements for a description of certain legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to purchases by us of shares of TPCGI’s common stock during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be purchased under the Plans or Programs
July 2011	—	—	—	N/A
August 2011	—	—	—	N/A
September 2011	352,259	$23.53	352,259	$13.9 million

Total	352,259	$23.53	352,259	$13.9 million

On March 3, 2011, we announced that TPCGI’s Board of Directors approved a stock repurchase program for up to $30.0 million of TPCGI’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate TPCGI to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by TPCGI’s Board of Directors without prior notice. During the first quarter of 2011, TPCGI purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. No purchases were made during the second quarter of 2011. During the third quarter of 2011, TPCGI purchased 352,259 shares under the program in the open market at an average of $23.53 per share, for a total of $8.3 million. Total shares purchased to date under the $30 million program are 634,791 shares at an average of $23.33 per share, for a total of $16.1 million. As of September 30, 2011, the remaining amount available for stock repurchases under the program was $13.9 million. Subsequent to the September 30, 2011 and through the filing date of this Form 10-Q there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Employment Offer Letter Agreement dated September 30, 2011, between TPC Group Inc. and Michael S. White (incorporated herein by reference to Exhibit 10.4 to TPC Group Inc.’s Current Report on Form 8-K filed October 6, 2011).

10.2	Form of Stock Appreciation Rights Agreement under the 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5 to TPC Group Inc.’s Current Report on Form 8-K filed October 6, 2011).

10.3		Employment Offer Letter Agreement dated September 21, 2011, by and between TPC Group Inc. and Eugene R. Allspach (incorporated herein by reference to Exhibit 10.1 to TPC Group Inc.’s Current Report on Form 8-K filed September 26, 2011).

10.4		Separation Agreement dated August 29, 2011, by and between TPC Group Inc. and Luis E. Batiz (incorporated herein by reference to Exhibit 10.35 to Amendment No. 5 to TPC Group LLC’s Registration Statement on Form S-4).

10.5		TPC Group Inc. Executive Severance Plan dated effective July 1, 2010 (incorporated herein by reference to Exhibit 10.1 to TPC Group Inc.’s Current Report on Form 8-K filed July 6, 2010).

10.6		Employment Agreement dated as of June 1, 2010 between TPC Group Inc. and Miguel A. Desdin (incorporated herein by reference to Exhibit 10.1 to TPC Group Inc.’s Current Report on Form 8-K filed June 4, 2010).

10.7		Amendment to Executive Employment Agreement dated as of May 23, 2011 by and between TPC Group Inc. and Miguel A. Desdin (incorporated herein by reference to Exhibit 10.7 to TPC Group Inc.’s Current Report on Form 8-K filed May 24, 2011).

10.8		Second Amendment to Executive Employment Agreement dated September 30, 2011, between TPC Group Inc. and Miguel A. Desdin (incorporated herein by reference to Exhibit 10.3 to TPC Group Inc.’s Current Report on Form 8-K filed October 6, 2011).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for TPC Group Inc.

31.2	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for TPC Group LLC.

31.3	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for TPC Group Inc.

31.4	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for TPC Group LLC.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for TPC Group Inc.

32.2	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for TPC Group LLC.

32.3	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for TPC Group Inc.

32.4	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for TPC Group LLC.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

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

TPC Group Inc.

Date: November 14, 2011	By:	/s/ Michael T. McDonnell
Michael T. McDonnell
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Miguel A. Desdin
Miguel A. Desdin
Senior Vice President and Chief Financial Officer

TPC Group LLC

Date: November 14, 2011	By:	/s/ Michael T. McDonnell
Michael T. McDonnell
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Miguel A. Desdin
Miguel A. Desdin
Senior Vice President and Chief Financial Officer