Form 10-K
period 2011-12-31
TPC Group Inc.; TPC Group LLC
filed 2012-03-09
CIK 1452217, 1517687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers: 001-34727 and 333-173804

TPC Group Inc.

TPC Group LLC

(Exact name of registrant as specified in its charter)

Entity	Commission File Number	State of Incorporation	I.R.S. Employer Identification No.
TPC Group Inc. TPC Group LLC	001-34727 333-173804	Delaware Texas	20-0863618 74-1778313

5151 San Felipe, Suite 800

Houston, Texas 77056

(Address of principal executive offices, including zip code)

(713) 627-7474

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock of TPC Group Inc., $0.01 par value	NASDAQ Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

TPC Group Inc.	Yes ☐ No ☒
TPC Group LLC	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

TPC Group Inc.	Yes ☐ No ☒
TPC Group LLC	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

TPC Group Inc.	Yes ☒ No ☐
TPC Group LLC*	Yes ☒ No ☐

*	TPC Group LLC became subject to such filing requirements on September 22, 2011.

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
TPC Group Inc.	☐	☒	☐	☐
TPC Group LLC	☐	☐	☒	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

TPC Group Inc.	Yes ☐ No ☒
TPC Group LLC	Yes ☐ No ☒

The aggregate market value of TPC Group Inc.’s common stock held by non-affiliates of TPC Group Inc. was approximately $488.2 million on June 30, 2011, based on $39.22, the closing price on The NASDAQ Capital Market on such date.

There were 15,647,407 shares of TPC Group Inc.’s common stock outstanding as of March 1, 2012. All of TPC Group LLC’s outstanding ownership interests are held by TPC Group Inc.

This combined Form 10-K is separately filed by TPC Group Inc. and TPC Group LLC. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to a registrant other than itself.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of TPC Group Inc.’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

REDUCED DISCLOSURE FORMAT

TPC Group LLC, a wholly owned subsidiary of TPC Group Inc., meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and therefore is filing this form with the reduced disclosure format.

EXPLANATORY NOTE

This report includes the combined filing of TPC Group Inc. (“TPCGI”) and TPC Group LLC (“TPCGLLC”), which is the principal subsidiary of TPCGI. TPCGLLC provided 100% of TPCGI’s total consolidated revenue for all periods presented and nearly 100% of TPCGI’s total consolidated noncash asset base as of December 31, 2011 and 2010. Unless the context indicates otherwise, throughout this report, the terms “the Company”, “we”, “us”, “our” and “ours” are used to refer to both TPCGI and TPCGLLC and their direct and indirect subsidiaries. Discussions or areas of this report that apply specifically to TPCGI or TPCGLLC are clearly noted in such section.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that do not directly or exclusively relate to historical facts. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “should,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words of similar import. Forward-looking statements include information concerning possible or assumed future results of our operations, including the following:

•	business strategies;

•	operating and growth initiatives and opportunities;

•	existing and expected competition and competitive position;

•	market outlook and trends in our industry;

•	expected financial condition;

•	future cash flows;

•	financing sources and availability;

•	expected results of operations;

•	future capital and other expenditures;

•	potential returns of capital to stockholders;

•	availability of raw materials and inventories;

•	the business cyclicality of the petrochemicals industry;

•	effects of seasonality;

•	plans and objectives of management;

•	future compliance with orders and agreements with regulatory agencies;

•	expected outcomes of legal, environmental or regulatory proceedings and their expected effects on our results of operations; and

•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors , including risks and uncertainties such as volatility in the petrochemicals industry, limitations on the Company’s access to capital, the effects of competition, leverage and debt service, general economic conditions, litigation and governmental investigations, and extensive environmental, health and safety laws and regulations. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by the forward-looking statements.

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

Change in Fiscal Year End

On July 15, 2010, TPCGI’s Board of Directors and TPCGLLC’s managers approved a change in our fiscal year end from June 30 to December 31, with the change to the calendar year reporting cycle beginning January 1, 2011. The intent of the change was to align the reporting of our financial results more closely with our peers and to better synchronize our management processes and business cycles with those of our suppliers and customers. References in this report to calendar 2011 and 2010 indicate the twelve month periods ended December 31, 2011 and 2010, respectively. References in this report to fiscal 2010 and fiscal 2009 indicate the twelve month periods ended June 30, 2010 and 2009, respectively.

Overview

We are a leading producer of value-added products derived from niche petrochemical raw materials such as C4 hydrocarbons. Our products are sold to producers of a wide range of performance, specialty and intermediate products, including synthetic rubber, fuels, lubricant additives, plastics and surfactants. We are a leader in North America across our major product lines, including our position as the largest producer by production capacity of finished butadiene, the third largest active merchant producer by production capacity of isobutylene and the sole merchant producer of highly reactive polyisobutylene, a major component of dispersants for the fuel and lubricant additive markets. We operate as a value-added merchant processor and marketer, linking our raw material providers with our diverse customer base of chemical consumers. We believe this market position has resulted in stable supplier and customer bases and has enhanced our growth and expansion opportunities.

We operate in two principal business segments, C4 Processing and Performance Products. In the C4 Processing segment, we process the crude C4 stream into several higher value components, namely butadiene, butene-1, raffinates and methyl tertiary-butyl ether (“MTBE”). In our Performance Products segment, we produce high purity isobutylene, and we process isobutylene to produce higher-value derivative products such as polyisobutylene and diisobutylene. We also process propylene into nonene, tetramer and associated by-products as a part of our Performance Products segment. Prior to the third quarter of fiscal 2008, MTBE was a third operating segment, but since that time MTBE has been included in our C4 Processing segment, as we produce MTBE solely as a by-product of our C4 processing operations following the shutdown of our dehydrogenation units in fiscal 2008. The contemplated restart of one of the dehydrogenation units would provide us with the flexibility to produce MTBE for sale into international markets.

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

See Note Q to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information about our business segments.

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

We have market-leading production capabilities in our major product lines. Through our C4 processing operations, we are the largest producer by production capacity of finished butadiene and butene-1 in North America. We are one of only two North American crude C4 processors that can separate and purify butene-1 from crude C4. In addition, we are the sole producer of chemical grade DIB in North America and the third largest merchant producer by production capacity of HPIB in North America.

Our business model is designed to mitigate risk through index-based pricing which links our feedstock and finished product prices to similar commodity price indices. The pricing of our raw material is usually linked to a commodity market index (such as indices based on the price of unleaded regular gasoline, butane, isobutane or propylene) or to the price at which we sell the finished product. The prices at which we sell our products are also typically linked to a commodity index, and in many cases, the indices used match those in the corresponding supply agreement. Such linkage of purchases of feedstocks and sales of finished products mitigates, to varying degrees, our exposure to volatility in commodity prices. For example, while we are subject to fluctuations in our per-unit margins as butadiene pricing trends upward or downward, our butadiene margins per unit should be relatively stable in a stable pricing environment regardless of the absolute level of pricing. When pricing is stable, our per-unit margins equal the value of the processing and aggregation services we provide to our customers.

Our differentiated technology enables us to capitalize on niche market opportunities. We hold several patents related to the production of HR-PIB and are the sole merchant producer in North America of this specialized product. Our leadership in our product lines has contributed to economies of scale and long-term relationships with many of our major customers and suppliers. We believe the performance of our patented HR-PIB product is a key reason for the increase in our PIB market share (measured by volume) from 0% in 2000 to approximately 50% through calendar 2011. We expect continued market share growth driven by what we believe to be superior performance that better meets customer needs.

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

We have strong long-term relationships with large, established customers and feedstock suppliers. We sell to a large number of chemical producers and refiners, including our largest customer, The Goodyear Tire and Rubber Company, as well as several others such as The Dow Chemical Company, PMI Trading LTD, Afton Chemical Corporation, Lanxess Corporation, Invista S.àr.l., Bridgestone/Firestone Inc., Valero Energy Corporation, Kraton Polymers LLC, Motiva Enterprises LLC and SI Group Inc. We purchase our raw material feedstocks from a large number of suppliers, including The Dow Chemical Company, Nova Chemicals Corporation, ExxonMobil Corporation, Chevron Phillips Chemical Company LLC, Lyondell Chemical Company, Flint Hills Resources, LP, Formosa Plastics Corporation, Trammochem, and Total Petrochemicals USA Inc. We have strong, long-tenured relationships with most of these customers and suppliers.

Our Business Strategy

Our strategy is to create stockholder value via superior execution and sharp focus on the specific markets where we believe we can achieve and maintain a competitive advantage. Such niches are typically too narrow to be attractive to larger petrochemical producers. We believe both our C4 Processing and Performance Products segments capitalize on these market dynamics. We have a combination of large scale, leading market share in many of our products, strong infrastructure, differentiated technology in certain of our products, and a business model generally free of conflicts with our suppliers and customers. Collectively, this combination is unique in the C4 hydrocarbons industry. We believe it provides us with strong opportunities for growth.

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

•

Grow our HR-PIB business (within our Performance Products segment). Demand for HR-PIB is growing at a faster rate than the overall PIB market due to economic and performance advantages that result from its use by our customers. To capitalize on this demand in the HR-PIB marketplace, we brought our second production unit online at our Houston facility in October 2008 and have focused on moving commercial HR-PIB production volumes from that unit into the marketplace. As customer demand for this product globalizes, we intend to expand production and sales into foreign markets.

•

Maintain a disciplined approach to cost management and preserve financial flexibility. Because our industry is cyclical and subject to fluctuations in demand, pricing and profitability, we believe that it is important to maintain a balance sheet that preserves our ability to respond to such changes and the flexibility to consider the long-term performance of our investments. In fiscal 2009, in response to the global economic downturn, we aggressively implemented initiatives to reduce capital and discretionary spending and reduce costs through headcount reductions and other means. Since fiscal 2009, we have continued to maintain this disciplined approach to spending, while continuing to make baseline expenditures and select expansion opportunities to preserve operational reliability and enhance our reputation as a dependable, high-quality producer. We have also taken steps to strengthen our balance sheet while returning capital to TPCGI stockholders through purchases of TPCGI common stock. In April 2010, TPCGLLC amended its revolving credit facility (the “Revolving Credit Facility”) to increase overall capacity from $140 million to $175 million, subject to borrowing base calculations, and extended the maturity date from June 2011 to April 2014. In October 2010 TPCGLLC refinanced its $280 million variable interest rate Term Loan (the “Term Loan”) by issuing $350 million aggregate principal amount of 8 1/4% Senior Secured Notes (the “Notes”) and thereby extended the maturity from June 2013 to October 2017. As of March 1, 2012, we had no outstanding borrowings under the Revolving Credit Facility, with excess availability of $175 million, and cash on hand of $123.7 million. We expect that our cash flow, available borrowings and cash on hand will provide sufficient capital to fund our near-term growth and maintenance plans.

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

Our History

In January 2010 TPCGI changed its name from Texas Petrochemicals Inc., a Delaware corporation formed in March 2004, to TPC Group Inc. At the same time, TPCGLLC changed its name from Texas Petrochemicals LLC to TPC Group LLC. TPCGLLC is a Texas limited liability company and a wholly owned operating subsidiary of TPCGI.

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

The MTBE market was severely impacted in the early 2000’s by regulatory changes in various states, including changes that banned the use of MTBE as a gasoline blending stock. These factors led to the conclusion that future cash flows of the business would be insufficient to meet its subordinated bond interest payments over the long-term, and that a permanent financial restructuring would be required. As a result, on July 21, 2003, the operating subsidiary filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to a court-approved plan of reorganization, we, the operating subsidiary, were acquired by Texas Petrochemicals Inc. (now known as TPC Group Inc.), a holding company owned by a new group of stockholders, including previous bondholders and unsecured creditors. As a result of the plan of reorganization, we emerged from Chapter 11 proceedings on May 6, 2004.

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

We receive most of our crude C4 from steam crackers, which are designed to process naphtha and natural gas liquids (NGLs) as feedstocks for ethylene production. Crude C4 is a byproduct of the ethylene production process, and the volume of crude C4 produced by the process is driven by both the volume of ethylene produced and the composition of the steam cracker feedstock. Some major ethylene producers have the flexibility to shift from light feedstocks, such as NGLs, to heavier feedstocks, such as naphtha, or vice versa depending on the economics of the feedstock. When ethylene producers process heavier feedstock, greater volumes of crude C4 are produced. However, when light feedstocks are inexpensive relative to heavy feedstocks, the producers may choose to process those light feedstocks instead, a process referred to as “light cracking,” which results in lower volumes of crude C4 production. Throughout 2010 and 2011, NGL prices remained attractive relative to naphtha; consequently, light cracking was prevalent and crude C4 supply was reduced over the same period, which has had a negative impact on our C4 Processing segment production and sales volumes. We anticipate that the relatively high cost of crude oil compared to the cost of natural gas that we have seen over the past two to three years will continue, especially in light of the abundance of shale natural gas being discovered and developed in the United States, and will drive continuation of light cracking well into the future.

In April 2009, in order to preserve liquidity in response to the ongoing global economic crisis and to align our expenditures with our decreased sales volumes, we undertook initiatives to reduce our capital spending, general and administrative expenses and operating expenses. These initiatives included a reduction of our active C4 processing and butadiene production capacity. We shut down one of the two trains processing crude C4 at our Port Neches facility and temporarily idled some capacity at our Houston facility, also reducing associated headcount. From time to time since fiscal 2010, we temporarily reactivated the idled production capacity at our Houston facility in response to increased crude C4 supply as well as decreased production rates of the non-idled unit. The idled train at Port Neches did not operate at any time during fiscal 2010, the six months ended December 31, 2010 or calendar 2011, and we do not expect to again operate both trains at Port Neches until crude C4 supply conditions improve on a sustainable basis. If we are able to secure significant incremental feedstock commitments, we will consider operating both trains at Port Neches, but doing so will require a significant amount of time and capital to hire personnel and bring the idle train to operational readiness. Please see Item 2 “—Properties” below for more information about the total and active production capacities at our facilities.

The upward trend in petroleum prices, related commodity market indices, general economic conditions and demand that created increasingly favorable market conditions for our products over the course of calendar 2010 continued through the first nine months of calendar 2011, and then weakened significantly in the fourth quarter of calendar 2011. As a result of the weakening in global economic conditions, in the latter part of the third quarter of calendar 2011 we began to experience softness in customer orders for some of our products. The fourth quarter deterioration in market conditions for our products was driven by global economic uncertainty, related in part to the European debt crisis, and a substantial reduction in customer orders as customers reduced their inventory levels in response to a more curtailed short-term economic outlook and lower end-use demand for their products.

A substantial portion of our product selling prices and raw material costs are linked to the same commodity indices, such as the published contract price for butadiene and indices based on the price of unleaded regular gasoline, butane, isobutane or propylene. This linkage mitigates, to varying degrees, our exposure to volatility in our profit margins. However, the stabilizing effect of using matching indices is lessened when we do not purchase the feedstock and sell the finished product in the same period. Regarding butadiene (our largest individual product line based on both sales volume and earnings), the linkage between our raw material cost and finished product selling price is the published contract price for butadiene. As a result of the timing between the purchase of crude C4 in one period and sale of finished butadiene in a later period, per unit margins will expand as butadiene pricing trends upward and will contract as butadiene pricing trends downward. For example, we may purchase crude C4 at pricing based on the January butadiene index but sell the finished butadiene at pricing based on the February butadiene index. If the butadiene index for January and February are the same, we would expect to realize substantially the same per-unit margins regardless of the absolute value of the index. However, if the index increases between January and February, we would realize a temporary margin expansion until pricing stabilizes; and conversely, if the index decreases we would realize a temporary margin contraction. When pricing is stable, our per-unit margins equal the value of the processing and services we provide to our customers. The upward trends in the published contract price for butadiene (and other indices on which our product pricing is based) during calendar 2010 and the first nine months of calendar 2011 resulted in corresponding upward trends in our selling prices, raw material costs and per-unit margins over the same period. However, during the fourth quarter of 2011, we experienced the opposite effect primarily driven by the timing effects of a substantial decline in butadiene contract pricing from $1.71/lb. in September to $0.98/lb. in December.

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

The engineering study described above contemplates the restart of one of these units. The isobutylene produced from the refurbished dehydrogenation unit will provide an additional strategic source of feedstock for our rapidly growing fuel products and performance products businesses. We estimate the refurbished dehydrogenation unit will produce approximately 650 million pounds of isobutylene per year from isobutane, a natural gas liquid whose production volumes continue to increase as a result of U.S. shale gas development, allowing us to evaluate a variety of sourcing options.

Subsequently, on July 13, 2011, we announced that (1) we received the Texas Commission on Environmental Quality (TCEQ) air permit necessary to proceed with the planned refurbishment, upgrade to air emissions controls, and restart one of our idled dehydrogenation units; (2) construction of the required new components for the system, along with refurbishment of the existing unit, began promptly following receipt of the permit; (3) we completed the primary phase of engineering on the project that commenced in January of this year; and (4) TPCGI’s Board of Directors approved the next phase of engineering, which is expected to be completed by the end of 2012. The refurbished dehydrogenation unit is projected to be operational in 2014.

On February 21, 2011, we announced the election of Eugene Allspach as a new member of TPCGI’s Board of Directors, which increased its size from seven to eight members. At the time of his election to the Board, Mr. Allspach was serving as President of E.R. Allspach & Associates, LLC, a consulting company to new business development activities in the petrochemical industry and had nearly 38 years of experience in the plastics and chemical industries.

Subsequently, on September 26, 2011, Mr. Allspach was appointed Senior Vice President – Corporate Development for the Company, and continues to serve on the TPCGI Board of Directors.

On March 3, 2011, we announced that TPCGI’s Board of Directors approved a stock purchase program for up to $30.0 million of TPCGI’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock purchase program does not obligate TPCGI to purchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. As of December 31, 2011, TPCGI had purchased 634,791 shares under the program in the open market at an average of $25.33 per share, for a total of $16.1 million. No shares were purchased during the fourth quarter of calendar 2011 and through the filing date of this Annual Report on Form 10-K. The shares purchased were immediately retired and any additional shares to be purchased under the program will also be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

On March 18, 2011, we announced that TPCGI’s Board of Directors elected Michael T. McDonnell as President and Chief Executive Officer and appointed him to TPCGI Board of Directors, each effective March 22, 2011. Mr. McDonnell replaced Charles W. Shaver in those roles. Mr. Shaver retired as President and Chief Executive Officer on March 22, 2011, and retired from the Board of Directors effective on that date.

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

On August 9, 2011, we announced that TPCGI’s Board of Directors approved funding for the next phase of engineering to produce on-purpose butadiene, targeting the restart of the second dehydrogenation unit at our Houston facility, coupled with construction of a TPC Group OXO-D™ production unit. Normal butane, a natural gas liquid whose production volumes continue to increase as a result of U.S. shale gas development, has been selected as the primary feedstock. Utilization of the TPC Group OXO-DTM technology allows highly efficient on-purpose butadiene production, and is expected to yield up to 600 million pounds per year of product with this project and to have the capability to expand as needed through additional phases as the market grows.

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

On August 29, 2011, the Company and Luis E. Batiz, Senior Vice President of Operations, mutually agreed that Mr. Batiz would retire effective January 1, 2012.

In September 2011 we moved into our new Technical Center at our Houston site. The Houston Technical Center was constructed for a total cost of $9.7 million.

On October 4, 2011, Michael S. White was appointed Senior Vice President of Operations of the Company. Mr. White replaced Luis Batiz in this role. Prior to joining the company, Mr. White served as Senior Vice President, Operations for Sun Coke Energy since 2008 and Vice President, Manufacturing for Sunoco Chemicals from 2003 to 2008.

On October 13, 2011 we announced the election of K’Lynne Johnson as a new member of TPCGI’s Board of Directors, which increased its size from seven to eight members. Ms. Johnson has over 20 years of experience in the oil and petrochemicals industries. Since 2007, Ms. Johnson served as CEO and President of Elevance Renewable Sciences, a creator of valued specialty chemicals, including high performance and bio-based ingredients for use in personal care products, detergents, fuels, lubricants and other specialty chemical markets.

Supplier Purchase Agreements

We purchase the majority of the feedstock for our products under long-term purchase contracts. At times, we will also purchase feedstock on a spot basis, particularly crude C4 which can be imported from Europe and the Middle East region. Spot purchases may allow us to increase production to meet demand in excess of available domestic supply; for example, during calendar 2011 and 2010, approximately 9.1% and 12.7%, respectively, of our crude C4 feedstocks were purchased on a spot basis.

We purchase feedstock from a number of large chemical producers, including The Dow Chemical Company, Nova Chemicals Corporation, ExxonMobil Corporation, Chevron Phillips Chemical Company LLC, Lyondell Chemical Company, Flint Hills Resources, LP, Formosa Plastics Corporation, Trammochem, and Total Petrochemicals USA Inc. We have strong, long-tenured relationships with our suppliers. Our top five suppliers accounted for an aggregate of 42.6%, 31.9%, 39.3%, 44.6%, 35.7% and 34.6% of our vendor purchases in calendar 2011 and 2010, the six months ended December 31, 2010 and 2009 and in fiscal 2010 and 2009, respectively. In calendar 2011 one supplier accounted for more than 10% of total vendor purchases.

Our supply agreements typically specify a defined percentage of the supplier’s feedstock output or, in some cases, a defined volume of feedstock, which we will purchase. The pricing under the contracts is usually tied to a commodity market index (such as indices based on the price of unleaded regular gasoline, butane, isobutane or propylene) or to the price at which we sell the finished product. As discussed further in “Sales Contracts” below, the prices at which we sell our products are also typically tied to a commodity index, and in many cases the indices used match those in the corresponding supply agreement. For example, the butene-1 component of the crude C4 feedstock we purchase is priced based on a market index for unleaded regular gasoline; our butene-1 sales prices are likewise based on a market index for unleaded regular gasoline. Matching the indices used in our supply and sales contracts mitigates our exposure to volatility in commodity prices and the resulting fluctuations in our profit margins, to varying degrees.

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

As discussed in “Market Conditions and Recent Initiatives” above, the volume of crude C4 produced by the ethylene producers is driven by both the volume of ethylene produced and the composition of the steam cracker feedstock. When light feedstocks, such as NGLs, are inexpensive relative to heavier feedstocks such as naphtha, ethylene crackers conduct primarily light cracking, resulting in lower volumes of crude C4 available in the market. This situation, which has existed since fiscal 2009, occasionally results in our inability to meet 100% of our contractual butadiene and butene-1 sales commitments. When this occurs, we typically invoke force majeure clauses that exist in almost all of our butadiene and butene-1 sales contracts, allowing us to reduce, or “allocate,” the amount of product we deliver. From time to time since the latter part of fiscal 2009, we were forced to operate, and may again be forced to operate in the future, on a product allocation basis as a result of limited crude C4 feedstock supply.

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

We sell to a large number of chemical producers and refiners, including The Goodyear Tire and Rubber Company, The Dow Chemical Company, PMI Trading LTD, Afton Chemical Corporation, Lanxess Corporation, Invista S.àr.l., Firestone Polymers LLC, Valero Energy Corporation, Kraton Polymers LLC, Motiva Enterprises LLC and SI Group Inc. We have strong, long-tenured relationships with our customers. Our top five customers accounted for an aggregate of 49.2%, 46.2%, 48.0%, 44.5%, 44.6% and 45.6% of our total revenues in calendar 2011 and 2010, the six months ended December 31, 2010 and 2009 and in fiscal 2010 and 2009, respectively. During calendar 2011, Firestone Polymers LLC and Invista S.àr.l.l accounted for 14% and 10%, respectively, of our total revenues and during the six months ended December 31, 2010, Firestone Polymers LLC and Invista S.àr.l.l accounted for 11% and 10%, respectively, of our total revenues.

The pricing in our sales contracts fluctuates over time and typically is tied to a commodity index, often the same index used in the corresponding supply agreement. Pricing in some contracts includes an energy adjustment and/or separate distribution, storage and aggregation components.

Competition

The petrochemicals businesses in which we operate are highly competitive. Many of our competitors are larger and have greater financial resources than we do. Among our competitors are some of the world’s largest chemical companies and major integrated petroleum companies, all of whom generally have their own raw materials resources. In addition, a significant portion of our business is based on widely available technology (with the exception of our PIB process, for which we hold composition of matter and process patents). Accordingly, barriers to entry, apart from capital availability, may be low in the commodity product section of our business, and the entrance of new competitors may reduce our ability to capture profit margins when there is overcapacity in the industry. Also, some petroleum-rich countries have recently become more significant participants in the commodity petrochemicals industry and may continue to expand their role in the industry in the future. Any of these developments may have a negative impact on our financial condition, results of operations and cash flows. Price, customer service, ability to procure feedstocks, technology, reliability, product quality, product deliverability and product performance are the primary factors that drive competition.

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

From time to time, legal actions have been initiated against us by local government authorities for alleged property damage and/or costs of remediation and replacement of water supplies due to the presence of MTBE, generally as a result of unleaded gasoline leakage from underground storage tanks. For a description of the legal actions against or affecting us arising from MTBE, please see Item 3 “—Legal Proceedings.”

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

We are committed to maintaining compliance with applicable environmental, health, safety (including process safety) and security (“EHS&S”) legal requirements, and we have developed policies and management systems intended to identify the various EHS&S legal requirements applicable to our operations and facilities. We endeavor to enhance and assure compliance with applicable requirements, ensure the safety of our employees, contractors, community neighbors and customers, and minimize the generation of wastes, the emission of air contaminants and the discharge of pollutants. These EHS&S management systems also serve to foster efficiency and improvement and to reduce operating risks.

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

In 2011, the EPA adopted new rules establishing new Maximum Achievable Control Technology (MACT) requirements for industrial boilers that are major sources of air pollutants, as well as new rules regulating emissions of air pollutants from commercial and industrial solid waste incineration (CISWI) units. The EPA also adopted new rules regarding how it defines “solid waste” for purposes of determining whether the combustion of certain materials, such as a waste gas stream at an industrial plant, is regulated under the MACT standard or as a CISWI unit. While the EPA has announced that it is reconsidering certain portions of these 2011 rules, the new rules could establish new control requirements for our operations and affect our operating costs.

Legislative and regulatory measures to address concerns that emissions of carbon dioxide, methane and other certain gases—commonly referred to as GHGs, may be contributing to warming of the Earth’s atmosphere are in various phases of discussions or implementation at the international, national, regional and state levels. The petrochemical industry is a direct source of certain GHG emissions, namely carbon dioxide, and future restrictions on such emissions could impact our future operations. In the United States, federal legislation imposing restrictions on GHG is under consideration. In addition, the EPA has promulgated a series of rulemakings and other actions intended to result in the regulation of GHGs as pollutants under the CAA. In April 2010, the EPA promulgated final motor vehicle GHG emission standards, which apply to vehicle model years 2012-2016. The EPA has taken the position that the motor vehicle GHG emission standards triggered CAA permitting requirements for certain affected stationary sources of GHG emissions beginning on January 2, 2011. In May 2010, the EPA finalized the Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which phased in federal new source review and Title V permitting requirements for certain affected stationary sources of GHG emissions, beginning on January 2, 2011. For sources located in Texas, the EPA has taken over the role of Prevention of Significant Deterioration permitting authority for GHGs under the terms of a Federal Implementation Plan (FIP). The addition of a separate, federal permitting authority for Texas sources alters the customary process for acquiring Prevention of Significant Deterioration permits in Texas and adds uncertainty to the permitting process. These EPA rulemakings could affect our operations and ability to obtain air permits for new or modified facilities.

Furthermore, in 2010, EPA regulations became effective that require monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements. Following a six-month extension issued by the EPA, the first emissions reports required under the new rule were due on or before September 30, 2011 and we timely submitted such reports accordingly. Although this new rule does not control GHG emission levels from any facilities, it will cause us to incur monitoring and reporting costs.

Lastly, third party lawsuits have been filed against the EPA seeking to require individual companies to reduce GHG emissions from their operations or to recover damages allegedly resulting from those emissions. These and other lawsuits relating to GHG emissions may result in decisions by state and federal courts or regulatory agencies that could impact our operations and ability to obtain certifications and permits to construct future projects.

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

In addition to the requirements imposed upon us by law, we also enter into other agreements from time to time with state and local environmental agencies either to avoid the risks of potential regulatory action against us or to implement improvements that exceed current legal requirements. To that end, in January 2009 we signed an Agreed Corrective Action Order (“ACAO”) with the Texas Commission on Environmental Quality (“TCEQ”) that will require us to reduce our emissions of butadiene and other volatile organic compounds at our Houston facility:

•

The ACAO was approved by the TCEQ Commissioners in April 2009 following a public agenda hearing. The ACAO obligates us to undertake a five-year, $20 million incremental spending program on projects designed to enhance environmental performance that would not normally have been done as part of routine maintenance at our Houston facility. We expect to implement the required measures and incur the incremental spending through a combination of (a) increases in our annual maintenance and capital expenditures throughout the five-year period and (b) additional expenditures in connection with our regularly scheduled turnarounds (typically occurring every three to five years). We expect to fund the incremental expenditures from our operations and/or from borrowings under the Revolving Credit Facility and do not expect the expenditures to have a material impact on our operations or liquidity. As of November 2011, our expenditures on enhanced environmental performance projects in satisfaction of our obligation under the ACAO totaled approximately $7.8 million. We are currently in negotiation with the TCEQ for inclusion of additional project spending towards the obligation. In the ACAO, we also commit to reduce emissions of volatile organic compounds from discrete emissions events at our Houston facility on a rolling twelve-month basis by more than thirty-five percent of annual pre-ACAO levels. We are currently in compliance with all requirements in the ACAO.

Chemical Product Safety Regulation. The products we make are subject to laws and regulations governing chemical product safety, including the federal Toxic Substances Control Act (“TSCA”) and chemical product safety laws in jurisdictions outside the United States where our products are distributed. The goal of TSCA is to prevent unreasonable risks of injury to health or the environment associated with the manufacture, processing, distribution in commerce, use or disposal of chemical substances. Under TSCA, the EPA has established reporting, record-keeping, testing and control-related requirements for new and existing chemicals with which we must comply. In September 2009, the EPA initiated a comprehensive approach to enhance the management of chemicals under TSCA and announced principles for strengthening U.S. chemical management laws. Changes in chemicals management regulations or laws could impose additional regulatory burdens and costs on us and others in the industry. In December 2006, the European Union adopted a new regulatory framework concerning the Registration, Evaluation and Authorization of Chemicals (known as REACH), which became effective on June 1, 2007. One of its main objectives is the protection of human health and the environment. REACH requires manufacturers and importers to gather information on the properties of their substances that meet certain volume or toxicological criteria and register the information in a central database to be maintained by the European Chemical Agency in Finland. REACH also contains a mechanism for the progressive substitution of the most dangerous chemicals when suitable alternatives have been identified. We met the deadline of December 1, 2008 for the pre-registration of those chemicals manufactured in, or imported into, the European Economic Area in quantities of one metric ton or more that were not otherwise exempted. Complete registrations containing extensive data on the characteristics of the chemicals will be required in three phases, depending on production usage or tonnage imported per year, and the toxicological criteria of the chemicals. The first registrations were required in 2010; subsequent registrations are due in 2013 and 2018. We registered five chemicals in 2010 to meet our initial obligations under REACH. The toxicological criteria considered for registration determinations are carcinogenicity, mutagenicity, reproductive toxicity (category 1 and 2), and aquatic toxicity. Beginning June 1, 2011, companies were required to notify the European Chemicals Agency of products containing above 0.1 percent of substances of very high concern on the candidate list for authorization. None of our products contain substances of very high concern on the candidate list for authorization, and therefore we were not required to report for this deadline. By June 1, 2013, the European Commission will review whether substances with endocrine disruptive properties should be authorized if safer alternatives exist. By June 1, 2019, the European Commission will determine whether to extend the duty to warn from substances of very high concern to those that could be dangerous or unpleasant. We do not expect that the costs to comply with current chemical product safety requirements or REACH will be material to our financial condition, results of operations or cash flows. It is possible that other regions in which we operate could follow the European Union approach and adopt more stringent chemical product safety requirements.

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

Security Regulation. We are subject to the requirements of the United States Department of Homeland Security’s Chemical Facility Anti-Terrorism Standard (CFATS) at our Baytown facility and the Marine Transportation Security Act (“MTSA”) at our Houston, Port Neches, and Lake Charles facilities. These requirements establish minimum standards for security at chemical facilities and marine-based chemical facilities, respectively. For our facilities at Houston and Lake Charles that are subject to the requirements of the MTSA, we are implementing modifications through Federal Emergency Management Agency (“FEMA”) federal grant programs that cover various percentages of the upgrades ranging from 50 to 100 percent. The Port Neches facility has applied for funding for similar facility improvements and approval is pending. For the Baytown facility, the site security plan is under review by the Department of Homeland Security.

Employees

As of March 1, 2012, we had 525 full-time employees. In addition, we contract with a third party to provide approximately 295 contract employees to perform maintenance activities and operate supply chain facilities on and around our Houston and Port Neches facilities. A total of 101 of the employees at our Port Neches facility are members of six labor unions: United Steelworkers Local 228, IBEW Local 2286, Boilermakers Local 587, Carpenters Local 502, Technical Control Union and Pipefitters Local 195. Our current agreements with employees represented by the unions run through January 2015. All of the labor agreements include benefits for the employees and provisions for us such as a “no-strike” clause. We believe our relations with our employees are good.

Research and Development Activities

We conduct our principal research and development activities at our plant facilities. In September 2010 we broke ground on the Houston Technical Center, a new 19,500 square foot combined quality control and research and development laboratory at our Houston facility. The Houston Technical Center was completed in August 2011 at a total cost of approximately $9.7 million and we moved into the new facility in September 2011. Our research and development spending is primarily dedicated to developing innovative processes, especially for the higher margin, differentiated products within our Performance Products segment. Expenditures for our research and development activities were $2.1 million and $1.6 million for calendar 2011 and 2010, respectively, $0.9 million and $0.7 million for the six months ended December 31, 2010 and 2009, respectively, and $1.4 million and $1.2 million in fiscal 2010 and 2009, respectively.

Patents and Licenses

We presently own, control or hold rights to 19 U.S. patents and 53 foreign patents, and we seek patent protection for our proprietary processes where feasible to do so. We have several patented processes and applications, such as our patents related to HR-PIB and the catalyst mechanism for the polymerization of PIB and DIB, that give certain products differentiated features. Our patents related to the HR-PIB process generally expire after 2020. We have acquired technology licenses used in connection with the manufacturing of several of our products. Generally, these licenses are fully paid and perpetual with respect to our existing production activities. With technology being a key competitive factor in the markets served by our Performance Products segment and a significant driver to producing the best quality products, these patented processes and licenses enhance our product offerings to our customers.

Available Information

Our website is www.tpcgrp.com. Information contained on or accessible from our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this report or any other filing that we make with the Securities and Exchange Commission (SEC). We make available on this website free of charge, our Annual Reports on Form 10-K, TPCGLLC’s Registration Statement on Form S-4, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. You may also find information related to our corporate governance, board committees and company code of business conduct and ethics on our website. The SEC also maintains a website, www.sec.gov, which contains reports, proxy statements and other information regarding SEC registrants, including us.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to TPCGI’s Business Conduct and Ethics Code and any waiver of any provision of TPCGI’s Business Conduct and Ethics Code by posting such information in the Corporate Governance section of our website at www.tpcgrp.com.

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

We may reduce production at or idle a facility or a particular unit at a facility for an extended period of time or discontinue a product line because of an oversupply of a particular product and/or a lack of demand for that particular product, or high feedstock prices that make production uneconomical. In fiscal year 2009, we idled or shut down certain processing capability at our Houston and Port Neches facilities for reasons described above. Temporary idling or shutdowns sometimes last for several quarters or, in certain cases, longer, and cause us to incur costs, including the expenses of maintaining and restarting these facilities. Factors such as increases in feedstock costs or lower demand in the future may cause us to further reduce capacity, idle facilities or discontinue product lines.

Our efforts to obtain suitable quantities or qualities of raw material feedstock may not be successful, in which case our financial condition, results of operations and cash flows may be adversely affected.

We are subject to risks associated with fluctuations in feedstock supply in both our C4 Processing and our Performance Products segments. Most of our contracts with our crude C4 suppliers obligate us to purchase a percentage of the output from a given facility, as opposed to a fixed volume. The contracts contain volume estimates, but the actual amount purchased varies based on what is actually produced by the supplier. Even for supply contracts that specify a fixed volume of feedstocks, as is the case for some agreements in our Performance Products segment, the suppliers are not always able to meet the fixed volume.

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

The volume of crude C4 produced by the ethylene production process is driven by both the volume of ethylene produced and the composition of the steam cracker feedstock. When light feedstocks, such as NGLs, are inexpensive relative to heavier feedstocks such as naphtha, ethylene crackers conduct primarily light cracking, resulting in lower volumes of crude C4 available in the market. This situation, which existed since fiscal 2009, occasionally results in our inability to meet 100% of our contractual butadiene and butene-1 sales commitments. When this occurs, we typically invoke force majeure clauses that exist in almost all of our butadiene and butene-1 sales contracts, allowing us to reduce, or “allocate,” the amount of product we deliver. From time to time since the latter part of fiscal 2009, we were forced to operate, and may again be forced to operate in the future, on a product allocation basis as a result of limited crude C4 feedstock supply. Moreover, due to continued light cracking and reduced operating rates of ethylene crackers, in April 2009 we undertook cost reduction initiatives that included a reduction of our active C4 processing and butadiene production capacity. We shut down one of the two trains processing crude C4 at our Port Neches facility and temporarily idled some capacity at our Houston facility, also reducing associated headcount. We have periodically reactivated the temporarily idled production capacity at our Houston facility, but we do not expect to operate the idled trains at Port Neches again until feedstock supply conditions improve. We anticipate that the relatively high cost of crude oil compared to the cost of natural gas that we have seen over the past four to five years will continue, especially in light of the abundance of shale natural gas being discovered and developed in the U.S., and will drive continuation of light cracking well into the future.

An inability to produce sufficient quantity of our products, or a decline in production of our products due to a change in sub-component composition of our crude C4 feedstocks, could result in a failure to meet our obligations to our customers, and in turn could adversely impact our financial condition, results of operations, and cash flows.

We may not have access to capital in the future due to changes in general economic conditions or the reduction in value of our assets.

We may need new or additional financing in the future to conduct our operations, expand our business, make acquisitions or refinance existing indebtedness. As of March 1, 2012 we had the ability to access the full availability under our Revolving Credit Facility of $175 million. Longer term volatility and disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failure of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Disruptions in the capital and credit markets could result in higher interest rates on debt securities and increased costs under credit facilities. Any further disruptions could increase our interest expense and capital costs and could adversely affect our results of operations and financial position, including our ability to grow our business through acquisitions.

Because the Revolving Credit Facility is asset-based, the availability under the facility will decrease if the value of our trade accounts receivable or inventories decrease. Any sustained weakness in general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all.

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

Volatility in the petrochemicals industry may result in reduced material margin percentage or operating losses.

Prices for our feedstocks and our finished products are related to the prices in the energy market as a whole, and, as such, can be volatile. The cost of our raw material feedstock purchases is usually determined by application of index-based formulas contained in many of our raw material supply contracts. Through these index-based formulas, our raw material costs are linked to commodity market indices (such as the published contract price for butadiene and indices based on the price of unleaded regular gasoline, butane, isobutane or propylene) or to the selling price of the related finished product. The selling prices for our finished products are also typically determined from index-based formulas contained in many of our sales contracts and, in most cases, the indices used to determine finished product selling prices are the same indices used to determine the cost of the corresponding raw material feedstock. The linkage between the costs of our raw material feedstocks and the selling prices of our finished products to the same indices mitigates, to varying degrees, our exposure to volatility in our material margin percentage (which we define as the difference between average revenue per pound and average raw material cost per pound as a percentage of average revenue per pound). Although these index-based pricing formulas provide relative stability in our material margin percentage over time, it is not perfectly constant due to various factors, including those listed below:

•

We may purchase raw material feedstocks in one period based on market indices for that period, and then sell the related finished products in a later period based on market indices for the later period. Changes in selling prices of finished products, based on changes in the underlying market indices between the period the raw material feedstocks are purchased and the related finished products are sold, lessens the effect of the matching indices and causes variation in our material margin percentage. For example, we may purchase crude C4 at pricing based on the January butadiene index but sell the finished butadiene at pricing based on the February butadiene index. If the butadiene index for January and February are the same, we would expect to realize substantially the same per-unit margins regardless of the absolute value of the index. However, if the index increases between January and February, we would realize a temporary margin expansion until pricing stabilizes; and conversely, if the index decreases we would realize a temporary margin contraction. The magnitude of the effect on material margin percentage depends on the magnitude of the change in the underlying indices between the period the raw material is purchased and the period the finished product is sold and the quantity of inventory impacted by the change.

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

Because our contractual arrangements do not insulate us from all changes in commodity prices, volatile petrochemicals and unleaded gasoline markets can materially and adversely affect our material margin percentage and results of operations.

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

A small number of our customers account for a significant percentage of our total revenues. Our top five customers accounted for an aggregate of 49.2%, 46.2%, 48.0%, 44.5%, 44.6% and 45.6% of our total revenues in calendar 2011 and 2010, the six months ended December 31, 2010 and 2009 and in fiscal 2010 and 2009, respectively. During calendar 2011, Firestone Polymers LLC and Invista S.àr.l.l accounted for 14% and 10%, respectively, of our total revenues and during the six months ended December 31, 2010, Firestone Polymers LLC and Invista S.àr.l.l accounted for 11% and 10%, respectively, of our total revenues. We could lose a large customer for a variety of reasons, including as a result of a merger, consolidation or bankruptcy. In addition, customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. The loss of one or more of our large customers could have a material adverse impact on our financial condition, results of operations and cash flows.

The loss of a large supplier, or failure to retain contracts with an existing supplier, could significantly reduce our profitability and cash flows.

A small number of suppliers for our feedstocks account for a significant percentage of our feedstock purchases. Our top five suppliers accounted for an aggregate of 42.6%, 31.9%, 39.3%, 44.6%, 35.7% and 34.6% of our vendor purchases in calendar 2011and 2010, the six months ended December 31, 2010 and 2009 and in fiscal 2010 and 2009, respectively. We could lose a large supplier for a variety of reasons, including as a result of a merger or consolidation. In addition, suppliers in our industry are increasingly pursuing arrangements with customers that can off take a larger portion of their production streams on a more global basis. The loss of one or more of our large suppliers could have a material adverse impact on our financial condition, results of operations and cash flows. In calendar 2011 one supplier accounted for greater than 10% of total vendor purchases.

TPCGI’s organizational documents and investment agreement give certain of TPCGI’s large stockholders the ability to prevent us from taking certain actions that TPCGI’s Board of Directors or a majority of TPCGI’s stockholders may determine are in our best interests.

In connection with TPCGI’s emergence from Chapter 11 bankruptcy in 2004, TPCGI adopted organizational documents and entered into an investment agreement that granted certain consent rights to two of TPCGI’s large stockholders, Castlerigg Master Investments, Ltd. (“Castlerigg”) and RCG Carpathia Master Fund, Ltd. (“RCG”). As a result, for so long as these stockholders collectively hold at least 10% of TPCGI’s outstanding stock, we may not, among other things, increase the number of shares of stock TPCGI is authorized to issue, issue preferred stock, adopt provisions in TPCGI’s organizational documents that could make an acquisition of TPCGI more onerous or costly, or change other specified provisions in TPCGI’s organizational documents, in each case without each of Castlerigg’s and RCG’s consent. According to SEC filings made by these stockholders prior to the date of this Annual Report on Form 10-K, Castlerigg beneficially owned approximately 2.5% of TPCGI’s outstanding stock and, an affiliate of RCG beneficially owned approximately 9.4% of TPCGI’s outstanding stock.

TPCGI’s organizational documents and the investment agreement allow Castlerigg and RCG to exercise their consent rights in their sole discretion and in their self-interest. If either of these stockholders were to elect to withhold their consent with respect to a potential transaction or other initiative, we might be prevented from effecting that transaction or initiative even if TPCGI’s Board of Directors or a majority of TPCGI’s stockholders determine that doing so would benefit us or TPCGI’s stockholders.

For example, we will be required to obtain the consent of Castlerigg and RCG to increase TPCGI’s authorized common stock or to authorize the issuance of preferred stock. Currently TPCGI’s certificate of incorporation authorizes the issuance of up to 25 million shares of common stock, of which approximately 17.0 million shares have been issued or are reserved for issuance, or are subject to outstanding stock awards. Accordingly, our ability to issue equity currently is limited to approximately 8.0 million authorized shares of common stock, and no shares of preferred stock. If Castlerigg and RCG withheld their consent to increase TPCGI’s authorized stock, our liquidity and access to capital, and/or our ability to consummate strategic transactions, could be adversely affected.

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

For more detailed information relating to the environment and safety regulations to which our operations are subject, please read “Environmental and Safety Matters” under Item 1 above.

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

From time to time, legal actions may be initiated against us for alleged property damage and/or costs of remediation and replacement of water supplies due to the potential presence of MTBE, generally as a result of unleaded gasoline leakage from underground storage tanks. Please see Item 3 “Legal Proceedings,” for a description of legal proceedings against or affecting us arising from MTBE. There can be no assurance, as to when lawsuits and related issues may arise or be resolved or the degree of any adverse affect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our Consolidated Statement of Operations.

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

Further, as a part of normal recurring operations, certain of our processing units may be completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These shutdowns are commonly referred to as “turnarounds.” While actual timing is subject to a number of variables, turnarounds typically occur every three to five years.

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

We presently own, control or hold rights to 19 U.S. patents and 53 foreign patents, and we seek patent protection for our proprietary processes where feasible to do so. We have several patented processes and applications, such as our patents related to HR-PIB and the catalyst mechanism for the polymerization of PIB and DIB, that give certain products differentiated features. With technology being a key competitive factor in the markets served by our Performance Products segment and a significant driver to producing the best quality products, these patented processes and licenses enhance our product offerings to our customers.

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

Any acquisitions we make may be unsuccessful if we incorrectly predict operating results, fail to successfully integrate acquired assets or businesses we acquire or are unable to obtain financing for acquisitions on acceptable terms.

We believe that attractive acquisition opportunities may arise from time to time, and any such acquisition could be significant. At any given time, discussions with one or more potential sellers may be at different stages. However, any such discussions may not result in the consummation of an acquisition transaction, and we may be unable to obtain financing for acquisitions on acceptable terms or at all. We may not be able to identify or complete any acquisitions. In addition, we cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of TPCGI’s common stock.

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

Delays or cost increases related to capital spending programs involving engineering, procurement and construction of facilities (including improvements and repairs to our existing facilities, such as our initiative to restart our dehydrogenation assets at our Houston facility) could adversely affect our ability to achieve forecasted internal rates of return and operating results. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to supply certain products we make. Such delays or cost increases may arise as a result of unpredictable factors, many of which are beyond our control, including:

•	denial or delay in issuing requisite regulatory approvals and permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of components or construction materials;

•	adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and

•	nonperformance by, or disputes with, vendors, suppliers, contractors or subcontractors.

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

Some of the employees at our Port Neches facility are covered by collective bargaining agreements that expire on January 31, 2015. To the extent that we experience work stoppages in the future as a result of labor disagreements, a prolonged labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

The market price and trading volume of TPCGI’s common stock may be volatile.

The market price of TPCGI’s common stock could fluctuate significantly in the future due to a number of factors, many of which are beyond our control, including:

•	fluctuations in our quarterly or annual earnings or those of other companies in our industry;

•	failures of our operating results to meet the expectations of our stockholders;

•	announcements by us or our customers, suppliers or competitors;

•	changes in laws or regulations which adversely affect our industry or us;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic, industry and stock market conditions;

•	future sales of TPCGI’s common stock; and

•	the other factors described in these “Risk Factors” and other parts of this Annual Report on Form 10K.

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial health and our ability to obtain financing in the future and to react to changes in our business.

In October 2010 TPCGLLC refinanced its Term Loan by issuing a $350 million aggregate principal amount of 8 1/4% Senior Secured Notes (the “Notes”). As of December 31, 2011, we had outstanding debt consisting of $348.0 million of the Notes and no outstanding borrowings under the Revolving Credit Facility. We also have $175 million of availability of under the Revolving Credit Facility, which, if borrowed, would effectively rank senior to the Notes to the extent of the collateral securing the Revolving Credit Facility on a first-priority basis.

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

The indenture governing the Notes and the agreement governing the Revolving Credit Facility impose restrictions on us which limit our ability, among other things, to:

•	incur additional indebtedness or issue certain disqualified stock and preferred stock;

•	pay dividends or certain other distributions on TPCGI’s stock or repurchase TPCGI’s stock;

•	make certain investments or other restricted payments;

•	place restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with affiliates;

•	sell certain assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is highly sensitive to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be available or successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the indenture governing the Notes and the credit agreement governing the Revolving Credit Facility will limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our Principal Facilities

Overview. We have three principal processing facilities all of which we own. Our Houston, Texas facility is used in both our C4 Processing segment and our Performance Products segment. Our Port Neches, Texas facility is used in our C4 Processing segment, and the Baytown, Texas facility is used in our Performance Products segment. We have active aggregate butadiene extraction capacity of 1.7 billion pounds per year and total aggregate butadiene extraction capacity of 2.1 billion pounds per year at our Houston and Port Neches facilities. These two facilities were built in tandem by the United States government in the 1940s and have complementary processes and logistics with a similar layout and design. The two facilities are located at each end of the 90-mile Texas Butadiene Pipeline Corridor, giving us the unique position of servicing customers from either end of the pipeline. Our facilities provide convenient access to other Gulf Coast petrochemicals producers and are connected to facilities of several of our customers and raw material suppliers through an extensive pipeline network. In addition, our Houston and Port Neches facilities are serviced by rail, tank truck, barge and ocean-going vessel networks. Our Houston and Port Neches facilities have a high amount of operational flexibility in the quality grade of crude C4 feedstocks that can be processed. Our Baytown facility produces nonene, tetramer and associated by-products. We consider each of our processing facilities to be sufficient for its intended use.

Our Houston Facility. Our Houston facility is located approximately one mile from the Houston Ship Channel and has total capacity to process 2.4 billion pounds per year of crude C4. From the crude C4, the plant has the following annual production capacities, all of which are active: 1.2 billion pounds of butadiene, 300 million pounds of butene-1, 740 million pounds of raffinate, 146 million pounds of HPIB, 84 million pounds of DIB and 240 million pounds of PIB. It can also process 700 million pounds of purchased isobutylene annually, and has total MTBE production capacity of 2.7 billion pounds, of which 475 million pounds is active. Reactivation of the non-active MTBE production capacity at our Houston facility would require a significant capital investment. In February 2011 we undertook a process toward restarting one of the dehydrogenation units at our Houston facility, which would provide isobutylene feedstock for our rapidly growing fuels products and performance products. The refurbished dehydrogenation unit is projected to be operational in 2014. Additionally, in August 2011 TPCGI announced that its Board of Directors had approved funding for the next phase of engineering to produce on-purpose butadiene, targeting the restart of its second dehydrogenation unit at the Houston facility, coupled with construction of a TPC Group OXO-D™ production unit.

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

Pressurized Barge Joint Venture

We have a 50% interest in a joint venture with Kirby Inland Marine, Inc. The joint venture owns and operates four pressurized barges, which have specialized cargo units for transporting chemicals. This joint venture was originally formed in the 1980s. Under the joint venture, each party owns half of the assets and we pay Kirby Inland an operating fee for transporting our products. If we are not using the barges at full capacity, we can make them available to third parties on negotiated terms.

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

For receipt of crude C4 at our Houston and Port Neches facilities, we either own pipelines to or have direct pipeline connections with several ethylene producers. Further, we lease 20 million pounds of pressurized storage for crude C4 on the Houston Ship Channel, to and from which we have direct pipeline connections with our Houston facility. We handle and store a portion of Shell Chemicals, LP’s crude C4 for its Deer Park, Texas butadiene processing facility through this terminal for a fee. In addition, we have pipeline connections to certain co-producers of butadiene for receipt of crude C4 from those processing facilities anytime they have operating problems.

We serve our raffinates customers through an extensive network of company-owned and third party-owned pipelines. We also lease salt-dome storage capacity for raffinates at Pierce Junction, Texas, and the majority of these refiners are connected to this storage site. This storage system ties our raffinates customers to a ready supply of the product, delivered by pipeline, on very short notice.

We also own proprietary pipelines for shipment of butene-1 to the Dow-Texas City plant and isobutylene to the Lubrizol-Deer Park plant. We lease storage capacity and have terminaling capabilities for polyisobutylene in Hammond, Indiana for servicing northern U.S. customers and additional leased terminal capacity in the Houston area. We own and operate a co-generation facility at our Houston facility, which produces 35 megawatts of natural gas generated electricity. This electricity is utilized primarily by our Houston facility, with the remainder (normally between 5 and 10 megawatts) sold to the Electric Reliability Council of Texas grid at market prices.

Our executive offices are located in Houston, Texas.

ITEM 3.	LEGAL PROCEEDINGS

Please read Note M to our Consolidated Financial Statements, which are included in this Annual Report on Form 10-K, for a description of material legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 4, 2010, TPCGI’s common stock became listed and began trading on The NASDAQ Capital Market under the symbol “TPCG”. Prior to May 4, 2010, TPCGI’s shares were quoted on the Pink OTC Markets under the symbol “TXPI”. At March 1, 2012, there were approximately 69 holders of record of TPCGI’s common stock and we believe that there are substantially more beneficial owners than record holders.

The following table sets forth the high and low sales prices, or bid information of TPCGI’s common stock for each quarterly period within calendar 2011, the six months ended December 31, 2010 and fiscal 2010 and 2009 as reported by The NASDAQ Capital Market with respect to periods from and after May 4, 2010, and by Pink OTC Markets with respect to prior periods (quotations on Pink OTC Markets reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions):

	High	Low
Calendar year ended December 31, 2011
First quarter	$33.02	$26.48
Second quarter	$43.43	$28.49
Third quarter	$44.00	$18.27
Fourth quarter	$27.65	$16.27

Six month transition period ended December 31, 2010
First quarter	$24.73	$14.76
Second quarter	$31.44	$23.62

Fiscal year ended June 30, 2010
First quarter	$6.60	$3.50
Second quarter	$8.75	$5.25
Third quarter	$12.00	$7.50
Fourth quarter	$18.43	$12.00

Fiscal year ended June 30, 2009
First quarter	$22.00	$12.00
Second quarter	$18.00	$4.00
Third quarter	$5.50	$2.00
Fourth quarter	$4.00	$2.41

All of TPCGLLC’s outstanding ownership interests are held by TPCGI. There is no established trading market for such interests and they are not traded on any exchange.

Dividends

TPCGI did not declare or pay any cash dividends during calendar 2011, the six months ended December 31, 2010 or in fiscal 2010 or 2009. However, in December 2010 TPCGI purchased and retired shares of its common stock in a tender offer and in the first and third quarters of calendar 2011 TPCGI purchased and retired shares of its common stock pursuant to a stock repurchase program approved by TPCGI’s Board of Directors in March 2011, both discussed further below. Because TPCGI is a holding company that conducts substantially all of its operations through subsidiaries, TPCGI’s ability to pay cash dividends on its common stock is dependent upon the ability of TPCGI’s subsidiaries to pay cash dividends or to otherwise distribute or advance funds to it. See Note F to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of our indebtedness and the impact of dividend restrictions in our financing arrangements. Any future regular or special dividends will be at the discretion of TPCGI’s Board of Directors after taking into account various factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, Delaware and other applicable laws, the restrictions imposed by our financing arrangements, and such other factors as TPCGI’s Board of Directors deems relevant.

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

The following graph compares the cumulative 5 1/2 year total return to stockholders on TPCGI’s common stock relative to the cumulative total returns of the Russell MicroCap index and a custom peer-group. TPCGI’s peer group includes Georgia Gulf

Corporation (GGC), Huntsman Corporation (HUN), Innophos Holdings Inc. (IPHS), Kraton Performance Polymers Inc. (KRA), NewMarket Corporation (NEU), Olin Corporation (OLN), Omnova Solutions Inc. (OMN), PolyOne Corporation (POL), and Westlake Chemical Corporation (WLK). The peer-group includes companies that we believe are similar to TPCGI in market capitalization and lines of business and whose equity performance may be affected by factors similar to those that affect TPCGI’s equity performance.

The graph below assumes an investment of $100 (with reinvestment of all dividends) in TPCGI’s common stock, the Russell MicroCap index and the peer-group on June 30, 2006, and tracks their relative performance through December 31, 2011. The graph also assumes that the returns of each company in the peer groups are weighted based on the market capitalization of such company at the beginning of the measurement period.

	06/06	06/07	06/08	06/09	06/10	12/10	12/11

TPC Group Inc.	100.00	120.20	72.00	15.80	66.40	121.28	93.32
Russell MicroCap Index	100.00	114.21	85.13	64.30	77.45	99.70	90.45
Peer Group	100.00	114.65	82.70	54.71	82.28	134.13	126.56

Issuer Purchases of Equity Securities

On November 8, 2010, TPCGI commenced a modified “Dutch auction” tender offer to purchase for cash shares of its common stock having an aggregate purchase price of no more than $130 million. The original offer expired on December 8, 2010 and, on December 9, 2010, TPCGI amended the offer to increase the price range and extend the expiration date to December 23, 2010. On December 30, 2010 TPCGI announced the final results of the tender offer in which TPCGI purchased 2,154,188 shares of its common stock at a price of $28.50 per share, for a total cost of $61.4 million. The shares purchased pursuant to the tender offer represented approximately 11.8% of the total number of TPCGI shares issued and outstanding as of October 1, 2010. The purchase of the shares was funded with proceeds from a distribution from TPCGLLC to TPCGI discussed above. TPCGI also incurred directly related fees and other costs of $1.1 million. The shares purchased in December 2010 in accordance with the tender offer were retired immediately and the cost to acquire the shares was allocated to TPCGI’s additional paid-in capital and retained earnings.

On March 3, 2011, TPCGI announced that its Board of Directors approved a stock repurchase program for up to $30.0 million of TPCGI’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate TPCGI to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by TPCGI’s Board of Directors without prior notice. During the first quarter of 2011, TPCGI purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. During the third quarter of 2011, TPCGI purchased 352,259 shares under the program in the open market at an average of $23.53 per share, for a total of $8.3 million. No shares were purchased under the program during the second and fourth quarters of calendar 2011. Total shares purchased during calendar 2011 under the program were 634,791 shares at an average of $25.33 per share, for a total of $16.1 million. Subsequent to December 31, 2011, through the filing date of this Annual Report on Form 10-K there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

ITEM 6.	SELECTED FINANCIAL AND OPERATIONAL DATA

The following table presents selected historical consolidated financial data for TPCGI (in thousands except per share data). We derived data as of and for calendar year ended December 31, 2011, the six months ended December 31, 2010 and fiscal years ended June 30, 2007 through 2010 from TPCGI’s audited consolidated financial statements. Consolidated financial data for calendar year ended December 31, 2010 and as of and for the six months ended December 31, 2009 are derived from TPCGI’s unaudited consolidated financial statements. The selected financial data provided below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes provided in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

	Calendar Year Ended		Six Months Ended
	December 31,		December 31,		Fiscal Year Ended June 30,
	2011	2010	2010	2009	2010	2009	2008	2007
		(Unaudited)		(Unaudited)
Statements of Operations Data:
Revenue	$2,758,515	$1,918,064	$985,505	$755,925	$1,688,484	$1,376,874	$2,016,198	$1,781,520
Cost of sales	2,454,212	1,650,030	855,043	649,169	1,444,156	1,194,173	1,752,191	1,540,097
Operating expenses	143,327	135,240	67,068	65,009	133,181	132,268	131,191	124,368
General and administrative expenses	32,550	29,286	12,735	13,289	29,840	32,769	36,667	29,326
Depreciation and amortization	40,477	39,414	19,762	20,117	39,769	41,899	35,944	29,111
Asset impairment	—	—	—	—	—	5,987	—	—
Loss on sale of assets	—	—	—	—	—	—	1,092	—
Business interruption insurance recoveries	—	—	—	(17,051)	(17,051)	(10,000)	—	—
Unauthorized freight (recoveries) payments	—	—	—	—	—	(4,694)	499	6,812

Income (loss) from operations	87,949	64,094	30,897	25,392	58,589	(15,528)	58,614	51,806
Interest expense, net	33,894	18,923	11,411	7,494	15,007	16,816	18,868	16,995
Write-off term loan debt issuance cost	—	2,959	2,959	—	—	—	—	—
Unrealized (gain) loss on derivatives	—	(2,092)	—	(1,372)	(3,464)	3,710	(99)	(146)
Other (income) expense, net	(1,517)	(2,020)	(780)	(1,047)	(2,287)	(1,623)	(1,394)	37

Income (loss) before income taxes	55,572	46,324	17,307	20,317	49,333	(34,431)	41,239	34,920
Income tax expense (benefit)	18,877	15,796	5,242	8,238	18,792	(11,653)	14,615	13,690

Net income (loss)	$36,695	$30,528	$12,065	$12,079	$30,541	$(22,778)	$26,624	$21,230

Earnings (loss) per share:
Basic	$2.30	$1.68	$0.66	$0.68	$1.70	$(1.29)	$1.51	$1.23

Diluted	$2.28	$1.68	$0.66	$0.68	$1.70	$(1.29)	$1.47	$1.20

Cash dividends declared per share	$—	$—	$—	$—	$—	$—	$—	$—

Weighted average shares outstanding:
Basic	15,939	18,119	18,258	17,880	17,928	17,714	17,588	17,303
Diluted	16,045	18,152	18,320	17,880	17,930	17,714	18,073	17,761

Statements of Cash Flows Data:
Cash provided by (used in) operating activities	$88,703	$104,669	$(24,982)	$(2,833)	$126,818	$50,197	$57,826	$93,589
Cash used in investing activities
Capital expenditures	(51,725)	(22,981)	(13,151)	(4,570)	(14,400)	(16,128)	(87,783)	(100,425)
Purchase of business assets	—	—	—	—	—	—	(70,000)	—
Cash flows provided by (used in) financing activities
Proceeds from term loan borrowings	—	—	—	—	—	—	70,000	—
Proceeds from issuance of 8 1/4% Notes Senior Secured Notes	—	347,725	347,725	—	—	—	—	—
Repayments on Term Loan	—	(270,823)	(269,470)	(1,747)	(3,100)	(2,744)	(2,595)	(2,092)
Net proceeds from (payments on) – Revolving Credit Facility	—	(400)	—	400	—	(21,800)	21,800	—
Debt issuance costs	—	(13,610)	(8,989)	—	(4,621)	—	—	—
Repurchase of common stock	(16,096)	(62,465)	(62,465)	—	—	(3,019)	(300)	—

	December 31,				June 30,
	2011	2010	2009		2010	2009	2008	2007
Balance Sheet Data:			(Unaudited	)
Cash and cash equivalents	$107,572	$85,594	$447		$114,642	$6,588	$615	$9,534
Trade accounts receivable	210,810	177,065	138,909		116,407	98,515	200,449	161,604
Inventories	79,334	89,264	73,387		94,607	36,884	102,462	83,959
Property, plant and equipment, net	495,780	484,492	500,871		491,082	516,377	545,972	494,030
Total assets	969,700	912,178	800,361		871,451	709,843	905,261	791,073

Current liabilities	203,908	180,896	140,356		196,748	108,687	249,852	274,239
Long-term debt	348,042	347,786	268,525		250,421	269,855	294,370	205,837
Deferred income taxes	129,381	117,874	99,559		111,432	52,090	61,576	45,213
Total liabilities	681,331	646,556	508,440		558,601	430,632	605,798	525,289

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 15, 2010, TPCGI’s Board of Directors and TPCGLLC’s managers each approved a change in fiscal year end from June 30 to December 31, which was effective as of January 1, 2011. The intent of the change was to align the reporting of our financial results more closely with our peers and to better synchronize our management processes and business cycles with those of our suppliers and customers.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. References in this report to calendar 2011 and 2010 indicate the twelve month periods ended December 31, 2011 and 2010, respectively, and references to fiscal 2010 and 2009 indicate the twelve month periods ended June 30, 2010 and 2009, respectively. Financial information with respect to calendar 2010 and the six months ended December 31, 2009 is unaudited.

Explanatory Note – TPCGI and TPCGLLC

TPCGLLC is the principal wholly owned subsidiary of TPCGI. TPCGLLC provided 100% of TPCGI’s total consolidated revenue for all periods presented and nearly 100% of TPCGI’s total consolidated noncash asset base as of December 31, 2011 and December 31, 2010. Unless the context indicates otherwise, throughout the following discussion and analysis of our financial condition and results of operations, the terms “the Company”, “we”, “us”, “our” and “ours” are used to refer to both TPCGI and TPCGLLC and their direct and indirect subsidiaries. Any discussions or areas in this report that apply specifically to TPCGI or TPCGLLC are clearly noted as such.

Overview

We manage our business and conduct our activities in two operating segments, our C4 Processing segment and our Performance Products segment. These two operating segments are our reporting segments. In the C4 Processing segment, we process the crude C4 stream into several higher value components, namely butadiene, butene-1, raffinates and MTBE. In our Performance Products segment, we produce high purity isobutylene and we process isobutylene to produce higher value derivative products, such as polyisobutylene and diisobutylene. We also process propylene into nonene, tetramer and associated by-products as a part of our Performance Products segment. We produce steam and electricity for our own use at our Houston facility, and we sell a portion of our steam production as well as excess electricity, which are reported as part of our C4 Processing segment.

The primary drivers of our businesses are general economic and industrial growth. Our results are impacted by the effects of economic upturns or downturns on our customers and our suppliers, as well as on our own costs to produce, sell and deliver our products. Our customers generally use our products in their own production processes; therefore, if our customers curtail production of their products, our results could be materially affected. In particular, our feedstock costs and product prices are susceptible to volatility in pricing and availability of crude oil, natural gas and oil-related products such as unleaded regular gasoline. Prices for these products tend to be volatile as well as cyclical, as a result of global and local economic factors, worldwide political events, weather patterns and the economics of oil and natural gas exploration and production, among other things.

Material Industry Trends

We receive most of our crude C4 from steam crackers, which are designed to process naphtha and natural gas liquids (NGLs) as feedstocks for ethylene production. Crude C4 is a byproduct of the ethylene production process, and the volume of crude C4 produced by the process is driven by both the volume of ethylene produced and the composition of the steam cracker feedstock. Some major ethylene producers have the flexibility to shift from light feedstocks, such as NGLs, to heavier feedstocks, such as naphtha, or vice versa depending on the economics of the feedstock. When ethylene producers process heavier feedstock, greater volumes of crude C4 are produced. However, when light feedstocks are inexpensive relative to heavy feedstocks, the producers may choose to process those light feedstocks instead, a process referred to as “light cracking,” which results in lower volumes of crude C4 production. Throughout calendar 2010 and 2011, NGL prices remained attractive relative to naphtha; consequently, light cracking was prevalent and crude C4 supply was reduced over the same period, which had a negative impact on our C4 Processing segment production and sales volumes.

The upward trend in petroleum prices, related commodity market indices, general economic conditions and demand that created increasingly favorable market conditions for our products over the course of calendar 2010 continued through the first nine months of calendar 2011, and then weakened significantly in the fourth quarter of calendar 2011. As a result of the weakening in global economic conditions, in the latter part of the third quarter of calendar 2011 we began to experience softness in customer orders for some of our products. The fourth quarter deterioration in market conditions for our products was driven by global economic uncertainty, related in part to the European debt crisis, and a substantial reduction in customer orders as customers reduced their inventory levels in response to a more curtailed short-term economic outlook and lower end-use demand for their products.

Recent Developments

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

The engineering study described above contemplates the restart of one of these units. The isobutylene produced from the refurbished dehydrogenation unit will provide an additional strategic source of feedstock for our rapidly growing fuel products and performance products businesses. We estimate the refurbished dehydrogenation unit will produce approximately 650 million pounds of isobutylene per year from isobutane, a natural gas liquid whose production volumes continue to increase as a result of U.S. shale gas development, allowing us to evaluate a variety of sourcing options.

Subsequently, on July 13, 2011, we announced that (1) we received the Texas Commission on Environmental Quality (TCEQ) air permit necessary to proceed with the planned refurbishment, upgrade to air emissions controls, and restart one of our idled dehydrogenation units; (2) construction of the required new components for the system, along with refurbishment of the existing unit, began promptly following receipt of the permit; (3) we completed the primary phase of engineering on the project that commenced in January of this year; and (4) TPCGI’s Board of Directors approved the next phase of engineering, which is expected to be completed by the end of 2012. The refurbished dehydrogenation unit is projected to be operational in 2014.

On February 21, 2011, we announced the election of Eugene Allspach as a new member of TPCGI’s Board of Directors, which increased its size from seven to eight members. At the time of his election to the Board, Mr. Allspach was serving as President of E.R. Allspach & Associates, LLC, a consulting company to new business development activities in the petrochemical industry and had nearly 38 years of experience in the plastics and chemical industries.

Subsequently, on September 26, 2011, Mr. Allspach was appointed Senior Vice President – Corporate Development for the Company, and continues to serve on the TPCGI Board of Directors.

On March 3, 2011, we announced that TPCGI’s Board of Directors approved a stock purchase program for up to $30.0 million of TPCGI’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock purchase program does not obligate TPCGI to purchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. As of December 31, 2011, TPCGI had purchased 634,791 shares under the program in the open market at an average of $25.33 per share, for a total of $16.1 million. No shares were purchased during the fourth quarter of calendar 2011 and through the filing date of this Annual Report on Form 10-K. The shares purchased were immediately retired and any additional shares to be purchased under the program will also be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

On March 18, 2011, we announced that TPCGI’s Board of Directors elected Michael T. McDonnell as President and Chief Executive Officer and appointed him to the TPCGI Board of Directors, each effective March 22, 2011. Mr. McDonnell replaced Charles W. Shaver in those roles. Mr. Shaver retired as President and Chief Executive Officer on March 22, 2011, and retired from the Board of Directors effective on that date.

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

On August 9, 2011, we announced that TPCGI’s Board of Directors approved funding for the next phase of engineering to produce on-purpose butadiene, targeting the restart of the second dehydrogenation unit at our Houston facility, coupled with construction of a TPC Group OXO-D™ production unit. Normal butane, a natural gas liquid whose production volumes continue to increase as a result of U.S. shale gas development, has been selected as the primary feedstock. Utilization of the TPC Group OXO-DTM technology allows highly efficient on-purpose butadiene production, and is expected to yield up to 600 million pounds per year of product with this project and to have the capability to expand as needed through additional phases as the market grows.

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

On August 29, 2011, the Company and Luis E. Batiz, Senior Vice President of Operations, mutually agreed that Mr. Batiz would retire effective January 1, 2012.

In September 2011 we moved into our new Technical Center at our Houston site. The Houston Technical Center was constructed for a total cost of $9.7 million.

On October 4, 2011, Michael S. White was appointed Senior Vice President of Operations of the Company. Mr. White replaced Luis Batiz in this role. Prior to joining the Company, Mr. White served as Senior Vice President, Operations for Sun Coke Energy since 2008 and Vice President, Manufacturing for Sunoco Chemicals from 2003 to 2008.

On October 13, 2011 we announced the election of K’Lynne Johnson as a new member of TPCGI’s Board of Directors, which increased its size from seven to eight members. Ms. Johnson has over 20 years of experience in the oil and petrochemicals industries. Since 2007, Ms. Johnson served as CEO and President of Elevance Renewable Sciences, a creator of valued specialty chemicals, including high performance and bio-based ingredients for use in personal care products, detergents, fuels, lubricants and other specialty chemical markets.

Outlook for 2012

After the abrupt softening in demand for butadiene in the fourth quarter, we are now seeing signs that the markets are coming back into balance. Demand in our core markets, including synthetic rubber, nylon, polyethylene and fuel and lube additives, has stabilized and is expected to improve modestly on a sequential basis from the fourth quarter. At the same time, we anticipate further tightness in crude C4 and butadiene supply due to the unusually large number of ethylene crackers that are planned to be down in the first half of the year. As a consequence, butadiene prices have risen 49% between December 2011 and March 2012.

Long-term Outlook

We continue to develop the longer term growth and profit performance of the Company through our strategic growth projects. We continue to move forward with our preliminary engineering study to produce up to 600 million pounds of on-purpose butadiene by restarting one of our two idled dehydrogenation units and utilizing our proprietary OXO-DTM process technology. We are moving ahead with detailed engineering to restart our other dehydrogenation unit to produce isobutylene as a feedstock for our performance products and fuels products businesses. These projects will capitalize on attractive market fundamentals, projected long term shortages in butadiene, idled production assets, the expected strength of natural gas liquids economics.

TPCGI and TPCGLLC Results of Operations

The following table provides sales volumes, revenues, cost of sales, operating expenses and TPCGI Adjusted EBITDA (defined below) by reportable segment (amounts in thousands) for calendar 2011 and 2010, the six months ended December 31, 2010 and 2009 and fiscal 2010 and 2009. The table also provides a reconciliation of TPCGI Adjusted EBITDA to TPCGI Net Income, the U.S. GAAP measure most directly comparable to Adjusted EBITDA. Sales volumes, revenues, cost of sales, and operating expenses are the same for both TPCGI and TPCGLLC. Please refer to this information, as well as our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K, when reading our discussion and analysis of results of operations below. Revenues, cost of sales, operating expenses and Adjusted EBITDA in the table below are derived from our Consolidated Statements of Operations and Comprehensive Income. Sales volumes and Adjusted EBITDA for all periods presented and all information for calendar 2010 and the six months ended December 31, 2009 constitute unaudited information. There are no significant differences in miscellaneous corporate expenses between TPCGLLC and TPCGI, discussed in note 4 to the table below.

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

Adjusted EBITDA is presented and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations because management believes it enhances understanding by investors and lenders of the Company’s financial performance. As a complement to financial measures provided in accordance with GAAP, management believes that Adjusted EBITDA assists investors and lenders who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance outlook and trends and distort comparability. In addition, management believes a presentation of Adjusted EBITDA on a segment and consolidated basis enhances overall understanding of our performance by providing a higher degree of transparency for such items and providing a level of disclosure that helps investors understand how management plans, measures and evaluates our financial performance and allocates capital. Since Adjusted EBITDA is not a measure computed in accordance with GAAP, it is not intended to be presented herein as a substitute to operating income or net income as indicators of the Company’s financial performance. Adjusted EBITDA is the primary performance measurement used by our senior management and TPCGI’s Board of Directors to evaluate financial results and to allocate capital resources between our business segments.

We calculate Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (EBITDA), which is then adjusted to remove or add back certain items. These items are identified below in the reconciliation of Adjusted EBITDA to Net Income (Loss), the GAAP measure most directly comparable to Adjusted EBITDA. In the table below, we present two versions of Adjusted EBITDA. In 2011, we revised our definition of Adjusted EBITDA (as further described below); however, we are continuing to show Adjusted EBITDA as it would have been calculated using our definition prior to calendar 2011 because we believe that doing so is beneficial to investors for comparison purposes. In the first quarter of calendar 2011 we revised our previous definition of Adjusted EBITDA to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments, because we believe they represent normal recurring items that should be reflected in period-to-period trends and comparisons of Adjusted EBITDA. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies; therefore, it may not be comparable to other companies.

	Calendar Year Ended		Six Months Ended
	December 31,		December 31,		Fiscal Year Ended June 30,
	2011	2010	2010	2009	2010	2009
		(Unaudited)		(Unaudited)
Sales volumes (lbs) (1):
C4 Processing	2,501,681	2,360,019	1,184,316	1,265,600	2,441,304	2,270,670
Performance Products	604,973	614,260	302,593	289,924	601,590	576,550

	3,106,654	2,974,279	1,486,909	1,555,524	3,042,894	2,847,220

Revenues:
C4 Processing	$2,285,828	$1,516,704	$792,427	$604,410	$1,328,687	$1,061,939
Performance Products	472,687	401,360	193,078	151,515	359,797	314,935

	$2,758,515	$1,918,064	$985,505	$755,925	$1,688,484	$1,376,874

Cost of sales (2):
C4 Processing	$2,065,047	$1,338,520	$705,004	$524,384	$1,157,899	$940,798
Performance Products	389,165	311,510	150,039	124,785	286,257	253,375

	$2,454,212	$1,650,030	$855,043	$649,169	$1,444,156	$1,194,173

Operating expenses (2):
C4 Processing	$102,849	$97,849	$47,907	$46,671	$96,614	$98,442
Performance Products	40,478	37,391	19,161	18,338	36,567	33,826

	$143,327	$135,240	$67,068	$65,009	$133,181	$132,268

TPCGI Adjusted EBITDA (unaudited) – as previously defined during six months ended December 31, 2010 (3):
C4 Processing (5)	$117,932	$80,335	$39,516	$33,356	$74,174	$22,697
Performance Products (5)	43,044	52,460	23,879	8,391	36,974	27,736
Corporate (4)(5)	(29,187)	(26,011)	(11,256)	(11,611)	(26,368)	(24,835)

	$131,789	$106,784	$52,139	$30,136	$84,780	$25,598

TPCGI Adjusted EBITDA (unaudited) – current definition:
C4 Processing (5)	$117,932	$80,335	$39,516	$33,356	$74,174	$22,697
Performance Products (5)	43,044	52,460	23,879	8,391	36,974	27,736
Corporate (4)(5)	(31,033)	(25,175)	(11,956)	(10,870)	(24,090)	(34,856)

	$129,943	$107,620	$51,439	$30,877	$87,058	$15,577

(1)	Sales volumes represent product sales volumes only and do not include volumes of products delivered under tolling or similar arrangements, in which we do not purchase the raw materials, but process raw materials for another party for a specified fee.
(2)	Does not include depreciation and amortization expense.
(3)	See above for a discussion of Adjusted EBITDA and the purpose for the revision made during the first quarter of calendar 2011 to our previous definition of Adjusted EBITDA to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments. The amounts shown for all periods are the amounts that would have been reported under the previous definition. See below for reconciliations of TPCGI Adjusted EBITDA to TPCGI Net Income (Loss) for the periods presented. Net Income (Loss) is the most directly comparable GAAP measure reported in the Consolidated Statements of Operations and Comprehensive Income.
(4)	The differences between Corporate expenses under the previous and current definitions for each period is the impact of not removing the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments as shown in the table below. There are no significant differences in Corporate expenses between TPCGLLC and TPCGI.
(5)	Adjusted EBITDA for the C4 Processing and Performance Products operating segments was the same for TPCGI and TPCGLLC for all periods presented. Total TPCGI Adjusted EBITDA differs slightly from total TPCGLLC Adjusted EBITDA due to minor differences in miscellaneous corporate expenses.

The following table provides a reconciliation of TPCGI Adjusted EBITDA to TPCGI Net Income (Loss) (in thousands) for calendar 2011 and 2010, the six months ended December 31, 2010 and 2009 and fiscal 2010 and 2009. Net Income (Loss) is the most directly comparable GAAP measure reported in the Consolidated Statements of Operations and Comprehensive Income.

	Calendar Year Ended		Six Months Ended
	December 31,		December 31,		Fiscal Year Ended June 30,
	2011	2010	2010	2009	2010	2009
		(Unaudited)		(Unaudited)
TPCGI Net Income (Loss)	$36,695	$30,528	$12,065	$12,079	$30,541	$(22,778)
Income tax expense (benefit)	18,877	15,796	5,242	8,238	18,792	(11,653)
Interest expense, net (1)	33,894	21,882	14,370	7,494	15,007	16,816
Depreciation and amortization	40,477	39,414	19,762	20,117	39,769	41,899

TPCGI EBITDA (unaudited)	129,943	107,620	51,439	47,928	104,109	24,284
Impairment of assets	—	—	—	—	—	5,987
Non-cash stock-based compensation	1,846	1,256	700	631	1,186	6,311
Unrealized (gain) loss on derivatives	—	(2,092)	—	(1,372)	(3,464)	3,710
Unauthorized freight recoveries	—	—	—	—	—	(4,694)
Business interruptions insurance recoveries	—	—	—	(17,051)	(17,051)	(10,000)

TPCGI Adjusted EBITDA as previously defined during the six months ended December 31, 2010	131,789	106,784	52,139	30,136	84,780	25,598
Non-cash stock-based compensation	(1,846)	(1,256)	(700)	(631)	(1,186)	(6,311)
Unrealized (gain) loss on derivatives	—	2,092	—	1,372	3,464	(3,710)

TPCGI Adjusted EBITDA – current definition (unaudited)	$129,943	$107,620	$51,439	$30,877	$87,058	$15,577

(1)	Interest expense for calendar 2010 and the six months ended December 31, 2010 includes a $3.0 million write-off of previously deferred debt issuance costs related to the Term Loan discussed below under “Liquidity and Capital Resources.”

Contractual linkages of raw material costs and selling prices of finished products to commodity indices

The cost of our raw material feedstock purchases is usually determined by application of index-based formulas contained in many of our raw material supply contracts. Through these index-based formulas our raw material costs are linked to commodity market indices (such as indices based on the price of unleaded regular gasoline, butane, isobutane or propylene) or to the selling price of the related finished product. The selling prices for our finished products are also typically determined from index-based formulas contained in many of our sales contracts and, in most cases, the indices used to determine finished product selling prices are the same indices used to determine the cost of the corresponding raw material feedstock. The linkage between the costs of our raw material feedstocks and the selling prices of our finished products to the same indices mitigates, to varying degrees, our exposure to volatility in our material margin percentage (which we define as the difference between average revenue per pound and average raw material cost per pound as a percentage of average revenue per pound).

Butadiene Price Impact

As discussed above, a substantial portion of our product selling prices and raw material costs are linked to the same commodity indices and this linkage mitigates, to varying degrees, our exposure to volatility in our profit margins. However, the stabilizing effect of using matching indices is lessened when we do not purchase the feedstock and sell the finished product in the same period. Regarding butadiene (our largest individual product line based on both sales volume and earnings), the linkage between our raw material cost and finished product selling price is the published contract price for butadiene. As a result of the timing between the purchase of crude C4 in one period and sale of finished butadiene in a later period, per unit margins will expand as butadiene pricing trends upward and will contract as butadiene pricing trends downward. For example, we may purchase crude C4 at pricing based on the January butadiene index but sell the finished butadiene at pricing based on the February butadiene index. If the butadiene index for January and February are the same, we would expect to realize substantially the same per-unit margins regardless of the absolute value of the index. However, if the index increases between January and February, we would realize a temporary margin expansion until pricing stabilizes; and conversely, if the index decreases we would realize a temporary margin contraction. When pricing is stable, our per-unit margins equal the value of the processing and aggregation services we provide to our customers. The upward trends in the published contract price for butadiene during calendar 2010 and the first nine months of calendar 2011 resulted in corresponding upward trends in our selling prices, raw material costs and per-unit margins over the same period. The contract price for butadiene increased 98%, from $0.86/lb. in December 2010 to $1.71/lb. in September 2011, and then declined 43% over the course of the fourth quarter to $0.98/lb. in December.

Provided in the table below, for each period presented, are the percentage increase (decrease) in the butadiene contract price and corresponding positive (negative) impact on our gross profit (in millions):

	Calendar Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2011	2010	2010	2009	2010	2009
% change in butadiene contract price	14%	32%	(6)%	178%	197%	(64)%
Impact on gross profit	$4	$12	$(3)	$15	$30	$(42)

The following table summarizes the primary indices which impact our revenues and raw material costs by segment.

Segment / Finished Product	Revenues	Raw Material Costs
C4 Processing Segment
Butadiene	Butadiene	Butadiene
Butene – 1	Unleaded regular gasoline	Unleaded regular gasoline
Raffinates	Unleaded regular gasoline	Unleaded regular gasoline
MTBE	Unleaded regular gasoline	Unleaded regular gasoline

Performance Products Segment
High purity isobutylene	Butane	Unleaded regular gasoline
Diisobutylene	Butane	Butane
Polyisobutylene	Butane	Butane
Nonene	Propylene	Propylene
Tetramer	Propylene	Propylene

The following table summarizes the average index prices for each period presented.

	Calendar Year Ended December 31,			Six Months Ended December 31,			Fiscal Year Ended June 30,
	2011	2010	% Chg.	2010	2009	% Chg.	2010	2009	% Chg.
Average commodity prices:
Butadiene (cents/lb)(1)	131.8	84.2	56%	89.5	61.8	45%	70.4	63.7	11%
Unleaded regular gasoline (cents/gal)(2)	279.8	208.9	34%	209.2	186.8	12%	197.7	183.7	8%
Butane (cents/gal)(3)	184.8	149.8	23%	150.2	125.3	20%	137.3	116.8	18%
Propylene (cents/lb)(1)	64.4	47.8	35%	46.8	43.3	8%	46.0	34.3	34%

(1)	Industry pricing was obtained through the Chemical Market Associates, Inc.
(2)	Industry pricing was obtained through Platts.
(3)	Industry pricing was obtained through the Oil Price Information Service.

Calendar year ended December 31, 2011 versus calendar year ended December 31, 2010

Revenues, cost of sales, operating expenses, general and administrative expenses, depreciation and amortization, interest expense and unrealized gain on derivatives were the same for TPCGI and TPCGLLC for each period discussed below.

Revenues

Total revenues for calendar 2011 were $2,758.5 million, an increase of $840.5 million, or 44%, compared to total revenues of $1,918.1 million for the prior year. The increase in revenues reflected a 38% increase in the overall average unit selling price, due to higher commodity prices across our entire product line portfolio, and an increase of 5% in overall sales volume. The higher average unit selling price for calendar 2011 reflected the favorable trend over the first nine months of the year in overall market conditions for our products as well as the upward trend in applicable petroleum prices and related commodity market indices to which a substantial portion of our product selling prices (and raw material costs, as discussed above) are linked.

C4 Processing segment revenues of $2,285.8 million for calendar 2011 were up $769.1 million, or 51%, compared to calendar 2010. The increase was driven by both higher selling prices and higher sales volume, which reflected higher commodity prices, strong global demand from our customers and structurally tight supply of our products due to ethylene crackers processing lighter feedstocks. The average unit selling price for the segment was up 42%, which had a positive impact of $716 million, and sales volume was up 6%, which had a positive impact of $53 million. The average contract price for butadiene increased 56% compared to the prior year and average selling prices for butene-1 and our fuel-related products also increased due to a 34% increase in the average price of unleaded regular gasoline. The increased sales volume consisted primarily of an increase in sales of fuel component products.

Performance Products segment revenues for calendar 2011 were $472.7 million compared to $401.4 million for the prior year, an increase of $71.3 million, or 18%. The improvement reflected the combined impact of a 20% increase in average unit selling price for the segment, partially offset by a 2% decline in sales volume. The positive impact of the higher average unit selling price was $83 million and the negative impact of the lower sales volume was $12 million. The higher average unit selling price reflected a 23% increase in the average price of butane, which is a major pricing component of our isobutylene derivative products, and a 35% increase in the average price of propylene, which is a major pricing component of our propylene derivative products. The lower sales volume reflected slightly lower volumes for all products in the segment.

Cost of sales

Total cost of sales (which excludes operating expenses and depreciation and amortization) was $2,454.2 million for calendar 2011 compared to $1,650.0 million for calendar 2010. The overall $804.2 million, or 49%, increase reflected a 47% increase in average per unit raw material cost and the 5% increase in sales volume. Cost of sales for calendar 2011 and calendar 2010 included favorable butadiene pricing impacts of $4 million and $12 million, respectively (see discussion of C4 Processing segment below). The lower-of-cost-or-market adjustment of $9.8 million recorded in the third quarter of 2011, as a result of declines in selling prices of certain products, is also included in cost of sales for calendar 2011.

C4 Processing segment cost of sales was up 54% from $1,338.5 million in calendar 2010 to $2,065.0 million in calendar 2011. The $726.5 million increase reflected the impact of a 50% increase in average per unit raw material cost as well as the 6% increase in sales volume. The increase in average per unit raw material cost was driven by increases in the average price for butadiene and unleaded regular gasoline of 56% and 34%, respectively. Cost of sales for calendar 2011 and 2010 included favorable butadiene pricing impacts of $4 million and $12 million, respectively (see discussion of butadiene price impact above). Over the course of the first nine months of 2011, the benchmark price for butadiene trended upward from $0.86/lb. in December 2010 to $1.71/lb. in September 2011, after which it trended downward to $0.98 in December 2011. Due to the timing of when we purchase raw material feedstocks and sell finished products, the significant upward trend in pricing over the first nine months of 2011 resulted in margin expansion and, in contrast, the significant downward trend in the fourth quarter resulted in margin contraction. In calendar 2010, the contract price for butadiene increased from $0.65/lb. in December 2009 to $0.93/lb. in September 2010 and then gradually declined to $0.86/lb. in December 2010. Consequently, the negative impact of price decline in the fourth quarter of calendar 2010 was less severe than the impact in the calendar 2011 fourth quarter. C4 Processing segment cost of sales as a percentage of segment revenues was 90% for calendar 2011 compared to 88% for calendar 2010.

Performance Products segment cost of sales was $389.2 million for calendar 2011 compared to $311.5 million for the prior year, which represents an increase of $77.7 million, or 25%. The increase reflected the effect of 31% higher average per unit raw material cost, partially offset by the 2% decline in sales volume. The higher average per unit raw material cost reflected higher raw material costs for all product lines within the segment. High purity isobutylene raw material costs are linked to unleaded regular gasoline prices, which were up 34% over the prior year. Isobutylene derivatives raw material costs are linked to butane prices, which were up 23%. Propylene derivatives raw material costs are linked to propylene costs, which were up 35%. Performance Products segment cost of sales as a percentage of segment revenues was 82% for calendar 2011 compared to 78% for calendar 2010. The increase in the percentage of cost of sales to revenues was partly due to customer mix, an unfavorable relationship between butane and gasoline prices, which negatively impacted high purity isobutylene margins, and higher sales volumes of by-product streams which carry near breakeven margins.

The cost of our raw material feedstock purchases is usually determined by application of index-based formulas contained in many of our raw material supply contracts. Through these index-based formulas, our raw material costs are linked to commodity market indices (such as the published contract price for butadiene and indices based on the price of unleaded regular gasoline, butane, isobutane or propylene) or to the selling price of the related finished product. The selling prices for our finished products are also typically determined from index-based formulas contained in many of our sales contracts and, in most cases, the indices used to determine finished product selling prices are the same indices used to determine the cost of the corresponding raw material feedstock. The linkage between the costs of our raw material feedstocks and the selling prices of our finished products to the same indices mitigates, to varying degrees, our exposure to volatility in our material margin percentage (which we define as the difference between average revenue per pound and average raw material cost per pound as a percentage of average revenue per pound). Although these index-based pricing formulas provide relative stability in our material margin percentage over time, it is not perfectly constant due to various factors, including those listed below.

•

We may purchase raw material feedstocks in one period based on market indices for that period, and then sell the related finished products in a later period based on market indices for the later period. Changes in selling prices of finished products, based on changes in the underlying market indices between the period the raw material feedstocks are purchased and the related finished products are sold, lessens the effect of the matching indices and causes variation in our material margin percentage. For example, we may purchase crude C4 at pricing based on the January butadiene index but sell the finished butadiene at pricing based on the February butadiene index. If the butadiene index for January and February are the same, we would expect to realize substantially the same per-unit margins regardless of the absolute value of the index. However, if the index increases between January and February, we would realize a temporary margin expansion until pricing stabilizes; and conversely, if the index decreases we would realize a temporary margin contraction. The magnitude of the effect on material margin percentage depends on the magnitude of the change in the underlying indices between the period the raw material is purchased and the period the finished product is sold and the quantity of inventory impacted by the change.

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

Across-the-board increases in the market indices used in our index-based raw material costs and finished products selling prices for calendar 2011 versus the prior year were the drivers behind the higher overall average selling price and the higher overall average raw material cost noted above. The 38% increase in the average selling price equated to $0.24 per pound and the 47% increase in the average raw material cost also equated to $0.24 per pound, which resulted in no change in overall average material margin per pound. As a result of the combination of factors noted above, which have an impact on material margin percentage, the material margin percentage for calendar 2011 was 16% compared to 22% for the prior year.

Operating expenses

Operating expenses incurred during calendar 2011 were $143.3 million compared to $135.2 million for the prior year. The primary components of the $8.1 million, or 6%, increase were higher salaries, wages, benefits and other personnel related expenses of $3.0 million, higher maintenance expense of $2.9 million, higher sales and use tax expense of $1.7 million, higher expense for safety and compliance consulting, training and other activities of $0.9 million, higher cost of manufacturing supplies and rentals of $0.8 million and higher selling expense of $0.3 million, partially offset by lower property tax expense of $1.6 million. The higher maintenance expense included a write-off of $1.1 million of previously deferred turnaround cost as a result of accelerating the timing of a planned turnaround at the Houston facility. The lower property tax expense reflected a reduction in the property tax valuation for our Houston facility as a result of an arbitration settlement with the local taxing authority which resulted in a reduction of current year property taxes as well as partial refunds of previously paid property taxes for 2008, 2009 and 2010.

General and administrative expenses

General and administrative expenses of $32.6 million for calendar 2011 were up $3.3 million compared to the prior year. The primary components of the overall increase were higher personnel related expenses of $2.1 million and professional fees of $0.8 million.

Depreciation and amortization expense

Depreciation and amortization expense was $40.5 million for calendar 2011 compared to $39.4 million for calendar 2010. The slightly higher depreciation expense reflected depreciation on projects completed over the past year, none of which were individually significant, offset by the effect of assets becoming fully depreciated over the same period.

Interest expense

Interest expense for calendar 2011 was $34.1 million compared to $19.1 million for the prior year. The increase reflected the impact of our long-term debt refinancing in October 2010, in which we repaid the full $268.8 million principal amount of the Term Loan with proceeds from the issuance of the Notes. Interest expense for calendar 2010 included nine months (prior to the refinancing) of interest on the Term Loan, for which the rate was LIBOR plus a spread of 2.50%, and three months of interest on the $350.0 million of 8  1/4% Notes. Interest expense for calendar 2011 includes a full calendar year of interest on the 8 1/4% Notes.

Write-off Term Loan debt issuance cost

Deferred debt issuance costs of $3.0 million related to the Term Loan were written off in calendar 2010 in conjunction with the repayment of the Term Loan with proceeds from the issuance and sale of the Notes.

Unrealized gain/loss on derivatives

We had no derivative instruments in place at any time during calendar 2011. We had an unrealized gain of $2.1 million during the prior year that consisted entirely of a gain on an interest rate swap related to the Term Loan that expired on June 30, 2010.

Other, net

Other, net for both TPCGI and TPCGLLC for calendar 2011 consisted primarily of income from our investment in Hollywood/Texas Petrochemicals LP, a joint venture we formed in the 1980’s with Kirby Inland Marine to operate four barges capable of transporting chemicals, which is accounted for under the equity method. The prior year for both TPCGI and TPCGLLC also included income from sale of scrap materials. The minor difference in other, net expense between TPCGLLC and TPCGI in calendar 2011 related to Delaware franchise taxes (see income tax expense below).

Income tax expense

The effective income tax rates for TPCGI and TPCGLLC for calendar 2011 were 34.0% and 33.9%, respectively, and for calendar 2010 were 34.1% and 33.7%, respectively. The effective rates for both periods reflected the federal statutory rate of 35% and state taxes, net of the federal benefit, and were reduced by the impact of the domestic production deduction and credits for increasing research and development activities. TPCGI’s effective rate was slightly higher in calendar 2011 due to slightly lower pretax income. TPCGI’s effective rate in calendar 2010 was higher due to Delaware franchise taxes of $0.2 million, which were recorded in other, net beginning in calendar 2011.

Net income

Net income for TPCGI in calendar 2011 was $36.7 million compared to $30.5 million in calendar 2010. The primary components of the $6.2 million increase were improved margin between revenue and cost of sales of $36.3 million, partially offset by higher operating expenses of $8.1 million, higher interest expense of $12.0 million (including the effect of the Term Loan debt issuance cost in 2009), the higher general and administrative expenses of $3.3 million and higher income tax expense of $3.1 million. TPCGLLC’s net income for calendar 2011 and 2010 of $36.8 million and $30.7 million, respectively, were slightly different from the TPCGI amounts due to minor differences in miscellaneous corporate expenses and income taxes.

Adjusted EBITDA

Adjusted EBITDA for the C4 Processing and Performance Products operating segments were the same for TPCGI and TPCGLLC for each period discussed below. Total TPCGI Adjusted EBITDA differs slightly from total TPCGLLC Adjusted EBITDA due to minor differences in miscellaneous corporate expenses. Due to the insignificance of the differences the discussion of total Adjusted EBITDA and corporate expenses below will be from the TPCGI perspective only.

Adjusted EBITDA (as currently defined) for calendar 2011 was $129.9 million compared to $107.6 million for calendar 2010. The $22.3 million, or 21%, improvement reflected a 47% improvement for the C4 Processing segment, partially offset by an 18% decline for the Performance Products segment.

C4 Processing segment Adjusted EBITDA was $117.9 million in calendar 2011 versus $80.3 million in calendar 2010. The increase of $37.6 million, or 47%, reflected improved margin between revenue and cost of sales of $42.6 million, partially offset by higher operating expenses of $5.0 million. The overall margin improvement was driven primarily by a 17% increase in average unit margin, which contributed $38 million, with the remainder of the increase from the 6% higher volume. The average unit margin improvement reflected the positive impact of our continuously improving service based business model, within which we are striving to realize the value of the logistics and aggregation services we provide for both our suppliers and our customers, favorable market conditions for our fuel component products, and a comparatively favorable impact of butadiene pricing of $8 million.

Performance Products segment Adjusted EBITDA for calendar 2011 was $43.0 million compared to $52.5 million for the prior year. The $9.4 million, or 18%, decrease reflected lower margin between revenue and cost of sales of $6.3 million and higher operating expenses of $3.1 million. The average unit margin for the segment was down 6%, which reflected lower margins on high purity isobutylene, partially offset by better margins on propylene derivatives. High purity isobutylene margins were negatively impacted by an unfavorable relationship between butane and gasoline prices compared to the prior year. Propylene derivative margins in calendar 2011 were positively impacted by a more favorable trend in propylene pricing in 2011 compared to 2010. Also impacting the comparison to the prior year were more favorable market conditions that resulted in opportunistic higher margin spot sales that generally did not occur in calendar 2011.

Corporate and other expenses consist of general and administrative expenses, unrealized gain on derivatives and other, net discussed above.

We have revised the previously reported corporate expense component of Adjusted EBITDA for all periods prior to calendar 2011. The revision to corporate expense was to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments, because we believe they represent normal recurring items that should be reflected in period to period trends and comparisons of Adjusted EBITDA. Under the previous definition of Adjusted EBITDA, calendar 2011 EBITDA would be adjusted to add back non-cash stock-based compensation of $1.8 million and calendar 2010 EBITDA would be adjusted to add back non-cash stock-based compensation of $1.3 million and deduct unrealized gain on derivatives of $2.1 million. Adjusted EBITDA for calendar 2011 and calendar 2010 under the previous definition would have been $131.8 million.

Six months ended December 31, 2010 versus six months ended December 31, 2009

Revenues, cost of sales, operating expenses, general and administrative expenses, depreciation and amortization, interest expense and unrealized gain on derivatives were the same for TPCGI and TPCGLLC for each period discussed below.

Revenues

Total revenues for the six months ended December 31, 2010 were $985.5 million, an increase of $229.6 million, or 30%, compared to total revenues of $755.9 million for the six months ended December 31, 2009. The increase in revenues reflected a 36% increase in the overall average unit selling price, due to higher commodity prices, partially offset by a 4% decline in overall sales volume. The higher selling prices in the 2010 period reflected the favorable trend compared to the prior year period in overall market conditions for our products as well as the upward trend in petroleum prices and related commodity market indices to which a substantial portion of our product selling prices are linked.

C4 Processing segment revenues of $792.4 million were up $188.0 million for the six months ended December 31, 2010, or 31%, compared to the comparable prior year period. The average selling price for the segment was up 40%, which had a positive impact of $208 million, while total sales volume was down by 6% and had a $20 million negative impact. The higher average unit selling price was driven primarily by a 45% increase in the average contract price for butadiene and, to a lesser degree, a 12% increase in the average price of unleaded regular gasoline. The lower sales volume was mainly due to lower raffinate volumes.

Performance Products segment revenues of $193.1 million were up $41.6 million for the six months ended December 31, 2010, or 27%, versus the comparable prior year period. The improvement reflected the combined impact of a 22% improvement in average unit selling price and 4% higher sales volume. The higher average unit selling price and higher sales volume contributed $32 million and $10 million, respectively, to the overall increase. The higher average unit selling price reflected higher prices across all product lines due in large part to higher average prices for butane and propylene of 20% and 8%, respectively. The higher sales volume reflects improvement in all product lines except propylene derivatives, which was down slightly.

Cost of sales

Total cost of sales (which excludes operating expenses and depreciation and amortization) was $855.0 million for the six months ended December 31, 2010 versus the comparable prior year period amount of $649.2 million. The overall $205.9 million, or 32%, increase in cost of sales was driven primarily by an overall 39% increase in average per unit raw material cost. Cost of sales for the six months ended December 31, 2010 included an unfavorable butadiene pricing impact of $3 million, while cost of sales for the comparable prior year period included a favorable butadiene pricing impact of $15 million (see discussion of C4 Processing segment below). Total cost of sales represented 87% and 86% of total revenues in the 2010 and the prior year period, respectively.

C4 Processing segment cost of sales was up 34%, from $524.4 million in the 2009 period to $705.0 million in the 2010 period. The $180.6 million increase primarily reflected the impact of 46% higher average per unit raw material cost, which was slightly offset by 6% lower sales volume. The increase in average per unit raw material cost was driven by higher butadiene and unleaded regular gasoline prices, as noted above in the discussion of segment revenue. Cost of sales for the six months ended December 31, 2010 included an unfavorable butadiene pricing impact of $3 million, while cost of sales for the comparable prior year period included a favorable butadiene pricing impact of $15 million (see discussion of butadiene price impact above). C4 Processing segment cost of sales as a percentage of segment revenues was 89% in the 2010 period and 87% in the prior year period.

Performance Products segment cost of sales in the 2010 period were $150.0 million compared to $124.8 million in the prior year period, which represents an increase of $25.2 million, or 20%. The increase reflected the combined effect of 14% higher average per unit raw material cost, which reflected higher costs across all product lines, and 4% higher sales volume. The higher average per unit raw material cost was driven by increases in average cost of unleaded regular gasoline, butane and propylene of 12%, 20% and 8%, respectively. Performance Products segment cost of sales as a percentage of segment revenues was 78% compared to 82% in the 2009 comparable period. The higher percentage in the prior year period reflected the negative impact of plant operating issues which increased logistics costs and resulted in production of off-spec products that were sold at reduced selling prices.

The cost of our raw material feedstock purchases is usually determined by application of index-based formulas contained in many of our raw material supply contracts. Through these index-based formulas, our raw material costs are linked to commodity market indices (such as the published contract price for butadiene and indices based on the price of unleaded regular gasoline, butane, isobutane or propylene) or to the selling price of the related finished product. The selling prices for our finished products are also typically determined from index-based formulas contained in many of our sales contracts and, in most cases, the indices used to determine finished product selling prices are the same indices used to determine the cost of the corresponding raw material feedstock. The linkage between the costs of our raw material feedstocks and the selling prices of our finished products to the same indices mitigates, to varying degrees, our exposure to volatility in our material margin percentage (which we define as the difference between average revenue per pound and average raw material cost per pound as a percentage of average revenue per pound). Although these index-based pricing formulas provide relative stability in our material margin percentage over time, it is not perfectly constant due to various factors, including those listed below.

•

We may purchase raw material feedstocks in one period based on market indices for that period, and then sell the related finished products in a later period based on market indices for the later period. Changes in selling prices of finished products, based on changes in the underlying market indices between the period the raw material feedstocks are purchased and the related finished products are sold, lessens the effect of the matching indices and causes variation in our material margin percentage. For example, we may purchase crude C4 at pricing based on the January butadiene index but sell the finished butadiene at pricing based on the February butadiene index. If the butadiene index for January and February are the same, we would expect to realize substantially the same per-unit margins regardless of the absolute value of the index. However, if the index increases between January and February, we would realize a temporary margin expansion until pricing stabilizes; and conversely, if the index decreases we would realize a temporary margin contraction. The magnitude of the effect on material margin percentage depends on the magnitude of the change in the underlying indices between the period the raw material is purchased and the period the finished product is sold and the quantity of inventory impacted by the change.

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

Across-the-board increases in the market indices used in our formula-based raw material costs and finished products selling prices for the six months ended December 31, 2010 versus the comparable prior year period were the drivers behind the higher overall average selling price and the higher overall average raw material cost noted above. The 36% increase in the average selling price equated to $0.18 per pound and the 39% increase in the average raw material cost equated to $0.15 per pound, for an improvement in overall average material margin of $0.03 per pound. As a result of a combination of the factors noted above, however, the material margin percentage for the six months ended December 31, 2010 declined from 23% in the prior year period to 21%.

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

Interest expense

Interest expense incurred during the six months ended December 31, 2010 was $11.5 million compared to $7.5 million in the prior year period. The $4.0 million increase primarily reflected the combined impact of the higher principal and interest rate on the Notes from October through December 2010.

Write-off Term Loan debt issuance cost

Deferred debt issuance costs of $3.0 million related to the Term Loan were written off in conjunction with the refinancing of the Term Loan with proceeds from the issuance and sale of the Notes.

Unrealized gain/loss on derivatives

We had no derivative instruments in place at any time during the six months ended December 31, 2010. The unrealized gain of $1.4 million in the prior year period consisted entirely of a gain on an interest rate swap related to our Term Loan, which swap expired on June 30, 2010.

Other, net

Other, net for both TPCGI and TPCGLLC for the six months ended December 31, 2010 and the comparable prior year period consisted primarily of income from our investment in Hollywood/Texas Petrochemicals LP, a joint venture we formed in the 1980’s with Kirby Inland Marine to operate four barges capable of transporting chemicals, which is accounted for under the equity method. The lower amount for the six months ended December 31, 2010 reflected lower joint venture earnings.

Income tax expense

The effective income tax rates for TPCGI and TPCGLLC for the six-months ended December 31, 2010 were 30.3% and 29.8%, respectively, and for the six-months ended December 31, 2009 were both 40.5%. The effective rates for both periods reflected the federal statutory rate of 35% and state taxes, net of federal benefit. The 2010 period effective rate was reduced by the impact of the domestic production deduction and a credit for increasing research and development activities of $0.9 million based on a study completed during the fourth quarter of calendar 2010 of expenditures incurred during fiscal years ended June 30, 2007, 2008, 2009 and 2010. The effective rate for the prior year period was increased by the impact of a domestic production deduction of $1.0 million originally taken on the fiscal 2006 tax return that was permanently lost as a result of the carry-back of our fiscal 2009 net operating loss, which eliminated fiscal 2006 taxable income. TPCGI’s effective rate for the six-months ended December 31, 2010 was slightly higher due to Delaware franchise taxes of $0.1 million.

Net income

Net income for TPCGI was $12.1 million, for both the six months ended December 31, 2010 and the comparable prior year period. Improved margin between revenue and cost of sales of $23.7 million and lower income tax expense of $3.0 million were offset by higher operating expenses of $2.1 million, higher interest expense of $4.0 million, the write-off of term loan deferred debt issuance cost of $3.0 million and the prior year’s business interruption insurance recovery of $17.1 million and unrealized gain on derivatives of $1.4 million. Net income for TPCGLLC was also $12.1 million for both the 2010 and 2009 periods.

Adjusted EBITDA

Adjusted EBITDA for the C4 Processing and Performance Products operating segments were the same for TPCGI and TPCGLLC for each period discussed below. Total TPCGI Adjusted EBITDA differs slightly from total TPCGLLC Adjusted EBITDA due to minor differences in miscellaneous corporate expenses. Due to the insignificance of the differences the discussion of total Adjusted EBITDA and corporate expenses below will be from the TPCGI perspective only.

Adjusted EBITDA (as currently defined) for the six months ended December 31, 2010 was $51.4 million compared to $30.9 million for the six months ended December 31, 2009, reflecting improvements for both operating segments as discussed below

C4 Processing segment Adjusted EBITDA for the six months ended December 31, 2010 was $39.5 million, which was 18% higher than the $33.4 million reported for the comparable prior year period. The primary driver behind the increase was improved margin between revenue and cost of sales of $7.4 million, partially offset by higher operating expenses of $1.3 million. The improved margin between revenue and cost of sales was almost entirely due to improved unit margins as the 6% lower sales volume had little impact due to mix. The improved margin between sales and cost of sales included a relatively favorable impact of butadiene pricing of $18 million.

Performance Products segment Adjusted EBITDA for the six months ended December 31, 2010 was up $15.5 million, or 185%, to $23.9 million from $8.4 million in the comparable prior year period. The Adjusted EBITDA improvement primarily reflected better margin between revenue and cost of sales of $16.3 million. Higher average unit margins had a positive impact of $12 million and the higher sales volume had a positive impact of $4 million.

Corporate and other expenses consist of general and administrative expenses, unrealized gain on derivatives and other, net discussed above.

We have revised the previously reported corporate expense component of Adjusted EBITDA for all periods prior to calendar 2011. The revision to corporate expense was to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments, because we believe they represent normal recurring items that should be reflected in period to period trends and comparisons of Adjusted EBITDA. Under the previous definition of Adjusted EBITDA, EBITDA for the six months ended December 31, 2010 would be adjusted to add back non-cash stock-based compensation of $0.7 million and EBITDA for the six months ended December 31, 2009 would be adjusted to add back non-cash stock-based compensation of $0.6 million and deduct unrealized gain on derivatives of $1.4 million. Adjusted EBITDA for the six months ended December 31, 2010 and 2009 under the previous definition would have been $52.1 million and $30.1 million, respectively.

Fiscal year ended June 30, 2010 versus fiscal year ended June 30, 2009

Revenues, cost of sales, operating expenses, general and administrative expenses, depreciation and amortization, interest expense and unrealized (gain) loss on derivatives were the same for TPCGI and TPCGLLC for each period discussed below.

Revenues

Total revenues for fiscal 2010 were $1,688.5 million, an increase of $311.6 million, or 23%, compared to total revenues of $1,376.9 million for fiscal 2009. The overall increase in revenues reflected the positive impact of the 7% increase in sales volume and a 15% increase in the overall average unit selling price, resulting from higher commodity prices. Sales volumes in fiscal 2009 were curtailed in the first two months of the year by limited crude C4 availability and subsequently by the aftermath of Hurricane Ike and weakened demand related to the global economic recession. Sales volumes in fiscal 2010 reflected an upward trend in overall demand for our products that followed the improvement in general economic and market conditions when compared to the previous year. Average selling prices in fiscal 2009 were positively affected by strong demand and high petrochemical and fuel-related prices during the first two months of the fiscal year, and then were negatively affected over the remainder of the fiscal year as a result of the global economic recession. Selling prices for fiscal 2010 steadily increased over the course of the fiscal year, which reflected strengthening economic conditions that drove petroleum prices and related commodity market indices upward. Fiscal 2010 average selling prices benefited also from tight market conditions for our products.

Fiscal 2010 revenues for the C4 Processing segment were higher by $266.8 million, or 25%, compared to the previous year. The overall increase reflected the combined effect of 8% higher sales volume, which increased revenues by $103 million, and a 17% increase in the average unit selling price, which increased revenues by $164 million. The higher average unit selling price reflected increases in the average cost of butadiene and unleaded regular gasoline of 11% and 8% respectively. The higher sales volume was mainly due to higher butadiene volumes.

Fiscal 2010 revenues for the Performance Products segment were $44.9 million, or 14%, higher than fiscal 2009, which reflected a 4% improvement in sales volume and a 10% improvement in average unit selling price. The moderately higher sales volumes reflected the loss of sales volume related to a contract that ended as of December 31, 2008, which was more than offset by higher sales volumes in fiscal 2010 for all other product lines in this segment. The contract that ended on December 31, 2008 contributed 23% of total sales volumes and 20% of total revenues for the segment during fiscal 2009. The higher average unit selling price reflected increases in the average cost of unleaded regular gasoline, butane and propylene. The higher overall sales volume contributed $31 million of the increase in revenues, while the higher average selling price contributed $14 million.

Cost of sales

Total cost of sales (which excludes operating expenses and depreciation and amortization) was $1,444.2 million in fiscal 2010 compared to $1,194.2 million in fiscal 2009. The overall $250.0 million, or 21%, increase in cost of sales was driven by the 7% higher sales volume and higher average raw material costs, partially offset by the positive impact of lower natural gas energy costs. The overall fiscal 2010 average per unit raw material cost was 18% higher and overall per unit energy costs was 30% lower in comparison with fiscal 2009. Cost of sales in fiscal 2010 included a favorable butadiene pricing impact of $30 million, while cost of sales for fiscal 2009 included an unfavorable butadiene pricing impact of $42 million (see discussion of C4 Processing segment below). Total cost of sales represented 86% and 87% of total revenues in fiscal 2010 and 2009, respectively.

Fiscal 2010 cost of sales for the C4 Processing segment was higher by $217.1 million, or 23%, versus fiscal 2009, which reflected the impact of 8% higher sales volume and a 21% increase in average per unit raw material cost, partially offset by the lower natural gas energy costs. The increase in average per unit raw material cost was driven by higher butadiene and unleaded regular gasoline prices as noted above in the discussion of segment revenue. C4 Processing cost of sales for fiscal 2010 included a favorable butadiene pricing impact of $30 million, while cost of sales for fiscal 2009 included an unfavorable butadiene pricing impact of $42 million (see discussion of butadiene price impact above). C4 Processing segment cost of sales as a percentage of segment revenues was 87% and 89% for fiscal 2010 and 2009, respectively.

Fiscal 2010 Performance Products segment cost of sales increased from fiscal 2009 by $32.9 million, or 13%. The increase primarily reflected the 4% increase in sales volume and 8% higher average per unit raw material cost. The impact on sales volume of the sales contract that ended as of December 31, 2008 (see discussion of Performance Products revenues above) was offset by significantly higher sales volumes in fiscal 2010 for all other products. The contract that expired on December 31, 2008 contributed 23% of total segment sales volumes and 21% of total segment cost of sales in fiscal 2009. The higher average per unit raw material cost was driven by increases in average cost of unleaded regular gasoline, butane and propylene. Performance Products segment cost of sales as a percentage of segment revenues was 80% for both the current and prior fiscal years.

The cost of our raw material feedstock purchases is usually determined by application of index-based formulas contained in many of our raw material supply contracts. Through these index-based formulas, our raw material costs are linked to commodity market indices (such as the published contract price for butadiene and indices based on the price of unleaded regular gasoline, butane, isobutane or propylene) or to the selling price of the related finished product. The selling prices for our finished products are also typically determined from index-based formulas contained in many of our sales contracts and, in most cases, the indices used to determine finished product selling prices are the same indices used to determine the cost of the corresponding raw material feedstock. The linkage between the costs of our raw material feedstocks and the selling prices of our finished products to the same indices mitigates, to varying degrees, our exposure to volatility in our material margin percentage (which we define as the difference between average revenue per pound and average raw material cost per pound as a percentage of average revenue per pound). Although these index-based pricing formulas provide relative stability in our material margin percentage over time, it is not perfectly constant due to various factors, including those listed below.

•

We may purchase raw material feedstocks in one period based on market indices for that period, and then sell the related finished products in a later period based on market indices for the later period. Changes in selling prices of finished products, based on changes in the underlying market indices between the period the raw material feedstocks are purchased and the related finished products are sold, lessens the effect of the matching indices and causes variation in our material margin percentage. For example, we may purchase crude C4 at pricing based on the January butadiene index but sell the finished butadiene at pricing based on the February butadiene index. If the butadiene index for January and February are the same, we would expect to realize substantially the same per-unit margins regardless of the absolute value of the index. However, if the index increases between January and February, we would realize a temporary margin expansion until pricing stabilizes; and conversely, if the index decreases we would realize a temporary margin contraction. The magnitude of the effect on material margin percentage depends on the magnitude of the change in the underlying indices between the period the raw material is purchased and the period the finished product is sold and the quantity of inventory impacted by the change.

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

Across-the-board increases in the market indices used in our formula-based raw material costs and finished products selling prices for fiscal 2010 versus fiscal 2009 were the drivers behind the higher overall average selling price and the higher overall average raw material cost noted above. The 15% increase in the average selling price and the 18% increase in the average raw material cost both equated to $0.07 per pound, which resulted in essentially the same overall average material margin for the two years. As a result of the combination of factors noted above which have an impact on material margin percentage, the material margin percentage for fiscal 2010 declined to 23% from 25% in fiscal 2009.

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

General and administrative expenses

General and administrative expenses in fiscal 2010 were $29.8 million compared to $32.8 million in the previous fiscal year. The decrease of $3.0 million reflected lower expense of $7.5 million related to our stock-based compensation plan, partially offset by higher compensation and benefit costs of $4.4 million, including severance costs of $0.7 million. Stock-based compensation decreased by $6.0 million due to the majority of option and restricted stock grants becoming fully vested in fiscal 2009. The reduction also reflected the absence in fiscal 2010 of $1.6 million incurred by us in fiscal 2009 to pay the individual tax liability of TPCGI’s previous directors and certain of our management-level employees related to the vesting of their restricted stock. The amount we paid was based on their individual tax liability related to the value of the stock that vested on July 1, 2008. No such option was available to our directors and management employees regarding the restricted stock that vested on July 1, 2009.

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

Unauthorized freight payment recoveries

In July 2007, we discovered that a former employee, with the assistance of a non-employee conspirator, had directed unauthorized payments from our accounts to a fictitious vendor in the total amount of $13.6 million covering the period from June 2002 through July 2007. In August 2008, the former employee and his non-employee conspirator were convicted of certain crimes related to the unauthorized freight payments by the United States District Court for the Southern District of Texas. As part of their convictions, the former employee and his non-employee conspirator were required to forfeit assets to the Office of the United States Attorney for restitution. These assets were liquidated by the U.S. government, and in April 2009 we received cash proceeds of $4.7 million as restitution for the losses represented by the unauthorized freight payments. We do not anticipate any future additional recoveries.

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

Interest expense

Interest expense incurred in fiscal 2010 was $15.1 million, compared to $16.8 million in the previous year. The decline in interest expense reflected lower average interest rates on a lower average amount outstanding on the Revolving Credit Facility of $26.2 million, partially offset by the absence of capitalized interest in the current fiscal year, which was $0.9 million in fiscal 2009.

Unrealized gain/loss on derivatives

The unrealized net gain on derivatives in fiscal 2010 was $3.5 million, compared to a net loss of $3.7 million in the previous fiscal year. Both the gain in fiscal 2010 and the loss in fiscal 2009 were associated with the interest rate swap related to the Term Loan. The interest rate swap expired on June 30, 2010.

Other, net

Other, net for both TPCGI and TPCGLLC for both fiscal 2010 and fiscal 2009 consisted primarily of income from our investment in Hollywood/Texas Petrochemicals LP, a joint venture we formed in the 1980’s with Kirby Inland Marine to operate four barges capable of transporting chemicals, which is accounted for under the equity method. Fiscal 2010 for both TPCGI and TPCGLLC also included income from sale of scrap materials.

Income tax expense

Our effective income tax rates for TPCGI and TPCGLLC for fiscal 2010 were 38.1% and 37.9%, respectively, and for fiscal 2009 were 33.8% and 34.3%, respectively. The effective rates for both periods reflected the federal statutory rate of 35% and state taxes, net of federal benefit; however, the fiscal 2010 provision included the impact of a Domestic Production Deduction of $1.0 million originally taken on the fiscal 2006 tax return that was permanently lost as a result of the carry back of our fiscal 2009 net operating loss, which eliminated fiscal 2006 taxable income. In December 2009, as a result of the Worker, Homeownership, and Business Assistance Act of 2009 that was signed into law on November 6, 2009, we applied for a refund of income taxes paid for fiscal years 2004, 2005 and 2006. Of the total amount of the fiscal 2009 net operating loss of $132.6 million, we applied to carry back $124.3 million, which resulted in a refund of $39.8 million received in February 2010. The remaining $8.3 million of the fiscal 2009 net operating loss was used to offset fiscal 2010 taxable income on the fiscal 2010 federal tax return which was filed in February 2011. The differences between the effective rates for TPCGI and TPCGLLC in both periods reflected TPCGI Delaware franchise tax.

Net income

Net income for TPCGI in fiscal 2010 was $30.5 million, compared to a net loss of $22.8 million in fiscal 2009. The primary components of the $53.3 million increase were improved margin between revenue and cost of sales of $61.6 million, lower depreciation expense of $2.1 million, the $6.0 million asset impairment in the prior fiscal year, the higher business interruption insurance recovery of $7.1 million and the unrealized net gain of $7.2 million on the interest rate swap, partially offset by the unauthorized freight payment recovery of $4.7 million in the prior fiscal year, and the higher tax provision of $30.4 million. TPCGLLC’s net income in fiscal 2010 was $30.6 million, compared to a net loss of $22.6 million in fiscal 2009. The differences between TPCGI and TPCGLLC net income in both years reflected minor differences in miscellaneous corporate expenses and income taxes.

Adjusted EBITDA

Adjusted EBITDA for the C4 Processing and Performance Products operating segments were the same for TPCGI and TPCGLLC for each period discussed below. Total TPCGI Adjusted EBITDA differs slightly from total TPCGLLC Adjusted EBITDA due to minor differences in miscellaneous corporate expenses. Due to the insignificance of the differences the discussion of total Adjusted EBITDA and corporate expenses below will be from the TPCGI perspective only.

Total Adjusted EBITDA (as currently defined) in fiscal 2010 was $87.1 million compared to $15.6 million in fiscal 2009, reflecting substantial improvements for both operating segments as discussed below.

C4 Processing Adjusted EBITDA improved from $22.7 million in fiscal 2009 to $74.2 million in fiscal 2010, an increase of $51.5 million, or 227%. The increase reflected substantially improved margin between sales and cost of sales of $49.6 million and lower operating expenses of $1.8 million. The improved margin between sales and cost of sales included a relatively favorable impact of butadiene pricing of $72 million.

Adjusted EBITDA for the Performance Products segment was $37.0 million in fiscal 2010 compared to $27.7 million in fiscal 2009. The increase of $9.2 million, or 33%, primarily reflected improved margin between sales and cost of sales of $12.0 million, partially offset by higher operating expenses of $2.7 million.

Corporate expenses consist of general and administrative expenses, unrealized (gain) loss on derivatives and other, net discussed above.

We have revised the previously reported corporate expense component of Adjusted EBITDA for all periods prior to calendar 2011. The revision to corporate expense was to no longer remove the effect of non-cash stock-based compensation and unrealized gains and losses on derivative financial instruments, because we believe they represent normal recurring items that should be reflected in period to period trends and comparisons of Adjusted EBITDA. Under the previous definition of Adjusted EBITDA, fiscal 2010 EBITDA would be adjusted to add back non-cash stock-based compensation of $1.2 million and deduct unrealized gain on derivatives of $3.5 million. Fiscal 2009 EBITDA would be adjusted to add back non-cash stock-based compensation of $6.3 million and unrealized loss on derivatives of $3.7 million. Adjusted EBITDA for fiscal 2010 and fiscal 2009 under the previous definition would have been $84.8 million and $25.6 million, respectively.

Liquidity and Capital Resources

Our financing arrangements consist principally of $350 million 8 1/4% Senior Secured Notes due 2017 (the “Notes”) and a $175 million asset based revolving credit facility (the “Revolving Credit Facility”). As more fully discussed below, our previous Term Loan in the original principal amount of $280.0 million, which was scheduled to mature on June 27, 2013, was repaid in full in October 2010 with a portion of the proceeds from the issuance and sale of the Notes.

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

At December 31, 2011, we had total debt of $348.0 million and cash on hand of $107.6 million. Debt outstanding consisted of $348.0 million of the Notes and no outstanding borrowings under the Revolving Credit Facility. As of December 31, 2011, we were in compliance with all covenants set forth in the indenture governing the Notes and the credit agreement governing the Revolving Credit Facility.

Repayment of Term Loan

On October 5, 2010, TPCGLLC used $268.8 million of the total net proceeds from the issuance and sale of the Notes to repay all outstanding indebtedness under the Term Loan and terminated the Term Loan. As a result of the repayment of the Term Loan, the remaining unamortized debt issuance costs of $3.0 million were charged to interest expense.

Issuance and sale of 8 1/4% Senior Secured Notes

On October 5, 2010, TPCGLLC issued and sold the Notes with an aggregate principal amount of $350.0 million. The Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).

The purchase price for the Notes and Guarantees was 99.35% of their principal amount. The net proceeds from the issuance of the Notes were $339.0 million after the discount from par of $2.3 million, the underwriter discount of $7.0 million and other directly related fees and costs of $1.7 million. From the total net proceeds, $268.8 million were used on October 5, 2010 to repay the outstanding Term Loan indebtedness, as discussed above, and the remaining $70.2 million, was designated to partially fund a $130.0 million distribution by TPCGLLC to TPCGI. Of the total $130.0 million distribution, $61.4 million was utilized on December 30, 2010 to fund the purchase of shares of TPCGI common stock in accordance with the tender offer and $30.0 million was approved by TPCGI’s Board of Directors on March 1, 2011 to be utilized in a stock purchase program, both more fully discussed below. Under the $30.0 million stock purchase program $7.8 million and $8.3 million was utilized in the first and third quarter, respectively, of calendar 2011 to fund the purchase of shares of TPCGI common stock for a total of $16.1 million. TPCGI used the remainder of the $130.0 million distribution for general corporate purposes.

The Notes and the Guarantees were issued pursuant to an Indenture dated as of October 5, 2010 (the “Indenture”), by and among TPCGLLC, the guarantors, Wilmington Trust Company, as trustee (the “Trustee”) and Deutsche Bank Trust Company Americas, as collateral agent, paying agent, registrar and authentication agent. The Notes are TPCGLLC’s senior secured obligations, rank senior in right of payment to all its future debt that is expressly subordinated in right of payment to the Notes, and rank equally in right of payment with all its existing and future debt that is not so subordinated. The Notes and the guarantees are secured by first-priority liens on all of TPCGLLC’s and the guarantors’ assets (other than trade accounts receivable, inventory, all payments in respect thereof, and all general intangibles relating thereto which secure the Revolving Credit Facility (such collateral, the “Revolver Collateral”)), subject to certain exceptions and permitted liens. The Notes and the Guarantees are also secured by second-priority liens on all of the Revolver Collateral that secures the Revolving Credit Facility and are effectively subordinated to the obligations outstanding under the Revolving Credit Facility to the extent of the value of the Revolver Collateral.

The Notes mature on October 1, 2017. Interest on the Notes accrues at a rate of 8 1/4% per year and is payable semi-annually in arrears on April 1 and October 1 of each year.

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

Prior to October 1, 2013, TPCGLLC may redeem up to 10% of the initial aggregate principal amount of the Notes in any twelve-month period at a price equal to 103% of the aggregate principal amount thereof plus any accrued and unpaid interest thereon, if any. TPCGLLC also may redeem any of the Notes at any time prior to October 1, 2013 at a price equal to 100% of the principal amount plus a make-whole premium (as defined in the Indenture) plus accrued and unpaid interest thereon, if any.

At any time (which may be more than once) before October 1, 2013, TPCGLLC may redeem up to 35% of the aggregate principal amount of Notes with proceeds that TPCGI may raise from one or more equity offerings, as long as:

•	TPCGLLC pays 108.25% of the face amount of the notes, plus accrued and unpaid interest to the date of redemption;

•	TPCGLLC redeems the Notes within 120 days of completing the equity offering; and

•	at least 65% of the aggregate principal amount of Notes issued remains outstanding after such redemption.

If a change of control occurs with respect to TPCGLLC or TPCGI, TPCGLLC must give holders of the Notes the opportunity to sell TPCGLLC their notes at 101% of their face amount, plus accrued and unpaid interest.

The Indenture contains covenants that, among other things, limit TPCGLLC’s ability and the ability of its restricted subsidiaries to:

•	pay dividends or distributions, purchase equity, prepay subordinated debt or make certain investments;

•	incur additional debt or issue certain disqualified stock and preferred stock;

•	incur additional liens on assets;

•	merge or consolidate with another company or sell all or substantially all assets;

•	enter into transactions with affiliates; and

•	allow to exist certain restrictions on the ability of the guarantors to pay dividends or make other payments to TPCGLLC.

Upon an Event of Default (as defined in the Indenture), the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the entire principal of all the Notes to be due and payable immediately. As of December 31, 2011 and at all times since its origination on October 5, 2010, TPCGLLC was in compliance with all Notes covenants.

Registration and Exchange of Notes

On October 5, 2010, TPCGLLC and the guarantors entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers of the Notes. Pursuant to the Registration Rights Agreement, on September 22, 2011, TPCGLLC and the guarantors registered notes having substantially identical terms as the notes under the Securities Act as part of an offer to exchange freely tradable exchange notes for the Notes. On October 24, 2011, TPCGLLC and the guarantors caused the exchange offer to be completed by issuing the exchanges notes for the Notes. TPCGLLC did not complete the exchange offer within 300 days after the October 5, 2010 issue date and was obligated to pay additional interest on the notes from August 1, 2011 through October 24, 2011, the completion date of the exchange offer.

Revolving Credit Facility

Availability under the Revolving Credit Facility is limited to the borrowing base, comprised of 85% of eligible accounts receivable and 65% of eligible inventory, as redetermined monthly. Up to $30 million of the facility may be used for the issuance of letters of credit. The Revolving Credit Facility also includes an accordion feature under which the lenders may agree, upon TPCGLLC’s request, to increase their commitments to an aggregate amount not to exceed $200 million. The Revolving Credit Facility matures on April 29, 2014. As of December 31, 2011, we had the ability to access the full availability under the Revolving Credit Facility of $175.0 million while still maintaining compliance with the covenants contained therein and in the Indenture.

Amounts borrowed under the Revolving Credit Facility bear interest, at TPCGLLC’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit agreement governing the Revolving Credit Facility) plus 3.00% to 3.75%, or (b) the base rate (as described below) plus 2.00% to 2.75%, in each case depending on the ratio of TPCGLLC’s consolidated debt to consolidated EBITDA (as defined in the credit agreement governing the Revolving Credit Facility), with a lower leverage ratio resulting in lower rates. The base rate equals the highest of (i) the administrative agent’s prime lending rate, (ii) the Federal Funds Rate plus  1/2 of 1%, or (iii) the one-month Eurodollar Rate (as defined in the credit agreement governing the Revolving Credit Facility) plus 1%.

A commitment fee is payable on the unused portion of the Revolving Credit Facility in an amount equal to 0.50% per annum if average availability is less than 50% of the total commitments, or 0.75% per annum if average availability is 50% or more of the total commitments, in each case based on average availability during the previous fiscal quarter.

The Revolving Credit Facility is secured with a first priority lien on cash, trade accounts receivable, inventory and certain intangibles, and through cross-collateralization with the Notes, a second priority lien on all other assets, including fixed assets. The Revolving Credit Facility is guaranteed by all of the material domestic subsidiaries of TPCGLLC and provides for customary events of default.

The Revolving Credit Facility includes covenants that restrict, subject to specified exceptions, TPCGLLC’s ability to:

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

Although the Revolving Credit Facility restricts acquisitions, investments and the payment of dividends, respectively, acquisitions, investments and dividends are permitted, subject to restrictions under other indebtedness, if (a) pro forma current and average 90-day historical availability each exceed the greater of $50 million or 50% of the total commitments, or (b) pro forma projected, current and average 90-day historical availability each exceed the greater of $25 million or 25% of the total commitments and we meet a minimum consolidated fixed charge coverage ratio. Finally, the Revolving Credit Facility requires a minimum consolidated fixed charge coverage ratio should availability be less than the greater of $15 million or 15% of the total commitments. At all times during calendar 2011, the six months ended and as of December 31, 2010 and at all times during fiscal periods ended and as of June 30, 2010 and 2009 we were in compliance with all covenants of the Revolving Credit Facility.

The Revolving Credit Facility matures on April 29, 2014. Availability under the Revolving Credit Facility is limited to the borrowing base, comprised of 85% of eligible accounts receivable and 65% of eligible inventory, as redetermined monthly.

On September 22, 2010, TPCGLLC amended the Revolving Credit Facility to permit (i) the refinancing of the Term Loan through the sale of the Notes, and (ii) subject to the terms of an Intercreditor Agreement, the existence of liens on TPCGLLC’s property to secure the Notes. Other material terms of the Revolving Credit Facility, including the aggregate principal amount, interest rates and the maturity date, were not affected by the amendment and remain substantially the same.

Distributions from TPCGLLC to TPCGI

A portion of the proceeds of the October 5, 2010 issuance and sale of the Notes, along with cash on hand, was used to fund a $130.0 million distribution by TPCGLLC to TPCGI to be used by TPCGI for dividends, stock repurchases or other returns of capital to its stockholders. The $130.0 million distribution was made in installments of $61.4 million on December 30, 2010, $5.0 million on

March 4, 2011 and $63.6 million on March 14, 2011. TPCGI used the December 30, 2010 distribution of $61.4 million to purchase 2,154,188 shares of its common stock, as more fully discussed below. On September 30, 2011 and October 31, 2011, in accordance with conditions set forth in the credit agreement governing our Revolving Credit Facility agreement and the indenture governing the Notes, additional distributions of $15.0 million and $16.0 million, respectively, were made by TPCGLLC to TPCGI.

Purchase of shares

On November 8, 2010, TPCGI commenced a modified “Dutch auction” tender offer to purchase for cash shares of its common stock having an aggregate purchase price of no more than $130 million. The original offer expired on December 8, 2010 and, on December 9, 2010, TPCGI amended the offer to increase the price range and extend the expiration date to December 23, 2010. On December 30, 2010, TPCGI announced the final results of the tender offer in which TPCGI purchased 2,154,188 shares of its common stock at a price of $28.50 per share, for a total cost of $61.4 million. The shares purchased pursuant to the tender offer represented approximately 11.8% of the total number of TPCGI shares issued and outstanding as of October 1, 2010. The purchase of the shares was funded with proceeds from a distribution from TPCGLLC to TPCGI. TPCGI also incurred directly related fees and other costs of $1.1 million. The shares purchased in December 2010 in accordance with the tender offer were retired immediately and the cost to acquire the shares was allocated to TPCGI’s additional paid-in capital and retained earnings.

On March 3, 2011, TPCGI announced that its Board of Directors approved a stock repurchase program for up to $30.0 million of TPCGI’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate TPCGI to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by TPCGI’s Board of Directors without prior notice. During the first quarter of 2011, TPCGI purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. During the third quarter of 2011, TPCGI purchased 352,259 shares under the program in the open market at an average of $23.53 per share, for a total of $8.3 million. Total shares purchased during calendar 2011 under the program were 634,791 shares at an average of $25.33 per share, for a total of $16.1 million. As of December 31, 2011, the remaining amount available for stock purchases under the program was $13.9 million. Subsequent to December 31, 2011, through the filing date of this Annual Report on Form 10-K, there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

Sources and uses of cash

Our primary source of liquidity is cash flow generated from our operating activities, borrowing capacity under our Revolving Credit Facility and the remaining cash proceeds from the Notes. Our primary uses of cash are working capital, capital expenditures, contractual obligations, debt service and stock repurchases or dividends by TPCGI. We expect to have adequate liquidity to fund our liquidity requirements over the foreseeable future. This expectation is based, however, on estimates and assumptions regarding, among other things, our sales volumes, our feedstock purchase volumes, market prices for petrochemicals, capital and credit market conditions, and general industry and economic conditions. If one or more of these factors materially differs from our estimates, we may need to obtain additional financing to conduct our operations, which may not be available on acceptable terms or at all.

In fiscal 2010 and prior years, we financed our property and casualty insurance premiums through Flatiron Capital Corporation. The premiums were typically financed in July of each year for that particular fiscal year and the debt was amortized over the subsequent 10 months. The amounts financed for fiscal 2010 and 2009 were $7.7 million and $5.9 million, respectively. As a result of the improved liquidity of the Company, subsequent to fiscal 2010 we have elected not to finance the premiums.

The following table summarizes TPCGI’s changes in cash and cash equivalents for the periods indicated (in thousands):

	Calendar Year Ended December 31,		Six Months Ended December 31,		Year Ended June 30,
	2011	2010	2010	2009	2010	2009
		(Unaudited)		(Unaudited)
Cash flows provided by (used in):
Operating activities	$88,703	$104,669	$(24,982)	$(2,833)	$126,818	$50,197
Investing activities	(51,725)	(22,981)	(13,151)	(4,570)	(14,400)	(16,128)
Financing activities	(15,000)	3,459	9,085	1,262	(4,364)	(28,096)

Change in cash and cash equivalents	$21,978	$85,147	$(29,048)	$(6,141)	$108,054	$5,973

The following table summarizes TPCGLLC’s changes in cash and cash equivalents for the periods indicated (in thousands):

	Calendar Year Ended December 31,		Six Months Ended December 31,		Year Ended June 30,
	2011	2010	2010	2009	2010	2009
		(Unaudited)		(Unaudited)
Cash flows provided by (used in):
Operating activities	$91,212	$106,705	$(22,550)	$(2,828)	$126,427	$47,170
Investing activities	(51,725)	(22,981)	(13,151)	(4,570)	(14,400)	(16,128)
Financing activities	(99,483)	(233)	8,413	1,262	(7,384)	(25,124)

Change in cash and cash equivalents	$(59,996)	$83,491	$(27,288)	$(6,136)	$104,643	$5,918

Operating activities

The differences between TPCGI and TPCGLLC operating cash flows for all periods presented reflected minor differences in net income and the effect of intercompany cash transactions. Consequently, the discussions below will be for TPCGI only.

In calendar 2011 TPCGI generated positive net cash flows from operations of $88.7 million. The primary components of the operating cash flows were net income of $36.7 million plus depreciation and other net non-cash expenses of $65.9 million, partially offset by an increased investment in working capital of $11.1 million and deferred plant turnaround costs of $6.4 million. The deferred turnaround costs, related primarily to a major turnaround project at our Houston facility during the first quarter of 2011, will be amortized until the next scheduled turnaround.

Our inventory at December 31, 2011 was $79.3 million, which was $10.0 million lower than the $89.3 million at December 31, 2010. The decrease in inventory value reflected a 25% decrease in physical inventory volumes partially offset by a 19% increase in overall average cost per pound. The lower volume reflected an effort over the course of the fourth quarter of 2011 to manage our inventory levels in light of curtailed business activity as well as reduced crude C4 inventories due to a turnaround at one of our major storage facilities and lower volume of crude C4 spot purchases. The higher average cost per pound reflected higher costs for all products as a result of higher commodity prices to which the costs of our raw materials are linked. The impact of the lower volume was to reduce overall inventory value by $22 million and the impact of the higher average cost was to increase inventory value by $12 million.

Trade accounts receivable were $210.8 million at December 31, 2011 compared to $177.1 million at December 31, 2010. The increase reflected higher sales in December 2011 compared to December 2010 due to the impact of higher selling prices, partially offset by the impact of slightly lower sales volume. Days of sales outstanding at December 31, 2011 was 34 days, which is slightly higher than the 32 day average over the past year and the 33 days at December 31, 2010. Trade accounts receivable were more than 98% current at both December 31, 2011 and December 31, 2010.

In calendar 2010 TPCGI generated positive net cash flows from operations of $104.7 million. The primary components of our operating cash flows were net income of $30.5 million plus depreciation and other net non-cash expenses of $64.5 million, and a federal income tax refund of $39.8 million, partially offset by an increased investment in working capital of $19.0 million and plant turnaround costs of $8.2 million. The increased investment in working capital during calendar 2010 reflects the upward trend in selling prices of our products and the costs of our raw materials over the course of the period. Increased investment in trade accounts receivable and inventory were partially offset by increased levels of trade accounts payable, which also reflected the impact of higher raw material costs. The federal tax refund represented the recovery of prior year taxes paid as a result of the carry-back of the fiscal 2009 net operating loss. The deferred turnaround costs related primarily to a major turnaround project completed at the Houston facility.

During the six months ended December 31, 2010 we had negative net cash flows from operations of $25.0 million. The primary components of the negative operating cash flows were increased investment in working capital of $53.8 million, prepayments that created long-term contractual assets of $14.1 million, deferred plant turnaround costs of $2.4 million, partially offset by net income of $12.1 million plus depreciation and other net non-cash expenses of $33.0 million. The increased investment in working capital consisted primarily of an increase in accounts receivable that reflected abnormally low receivables at the end of fiscal 2010 due to increased collection efforts near the end of the year. The contractual assets will be amortized over the three-year terms of the related contracts. The deferred turnaround costs, related primarily to turnaround projects at both our Houston and Baytown facilities, will be amortized until the next scheduled turnaround.

In the six months ended December 31, 2009 we had negative net cash flows from operations of $2.8 million. The primary components of our negative operating cash flows were negative $45.7 million related to our increased investment in working capital, partially offset by net income of $12.1 million plus depreciation and other net non-cash expenses of $30.7 million. Net income for the six months ended December 31, 2009 included the business interruption insurance recovery of $17.1 million (pretax) (net of recovery expenses of $0.4 million).

In fiscal 2010 we generated positive net cash flows from operations of $126.8 million. The primary components of our operating cash flows were net income of $30.5 million (which included the net business interruption insurance recovery of $17.1 million) plus depreciation and other net non-cash expenses of $62.4 million and the federal income tax refund of $39.8 million, partially offset by plant turnaround costs of $5.3 million, which are deferred and amortized. Although the steady increase in cost of our raw materials and selling prices for our products required significantly higher net investment in working capital in fiscal 2010 compared to fiscal 2009, the net investment in accounts receivable, inventory and payables at June 30, 2010 was essentially equivalent to the net investment at June 30, 2009 as a result of timing of collections at the end of fiscal 2010. The federal tax refund represented the recovery of prior year taxes paid as a result of the carry-back of the fiscal 2009 net operating loss. The deferred turnaround costs related primarily to a major turnaround project completed at the Houston facility in the third quarter of fiscal 2010.

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

Investing activities

During calendar 2011 and 2010 we invested $51.7 million and $23.0 million, respectively, in the form of capital expenditures. Capital spending during calendar 2011, in addition to baseline spending, included $8.2 million for the new lab at the Houston facility and $15.5 million for the primary phases of engineering related to the refurbishment and startup of our dehydrogenation units discussed above. The remainder of calendar year 2011 spending consisted primarily of various plant safety-related projects and profit adding projects, none of which are individually significant. The new lab building was completed in August 2011 at a total cost of approximately $9.7 million. The relatively low level of capital expenditures in the prior year period reflected baseline capital spending following completion of our major capital investment initiatives in early fiscal 2009.

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

Cash flows from investing activities were the same for TPCGI and TPCGLLC for all periods presented.

Financing activities

Cash used for financing activities during calendar 2011 was $15.0 million, consisting of $16.1 million to purchase shares under the stock purchase program discussed above, partially offset by cash received on exercise of stock options. The net source of cash for financing activities for calendar 2010 was $3.5 million, which consisted primarily of proceeds from the issuance of the Notes of $347.7 million and cash received on exercise of stock options of $4.8 million, offset by the repayment of the Term Loan of $270.8 million, TPCGI stock purchases of $62.5 million, debt issuance costs of $13.6 million and repayments of insurance debt of $2.6 million.

Financing activities for TPCGLLC for calendar 2011 consisted of the distributions to TPCGI discussed above.

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

Financing activities for TPCGLLC for the six months ended December 31, 2010 was $8.4 million and consisted of proceeds from the issuance and sale of the Notes of $347.7 million, offset by payments on the Term Loan of $269.5 million, debt issuance costs primarily related to the issuance and sale of the Notes of $9.0 million and distributions of $61.4 million discussed above.

For the comparable six-month period ended December 31, 2009, net cash provided by financing activities was $1.3 million for both TPCGI and TPCGLLC, and consisted of net inflows from borrowings to finance our insurance premiums of $2.6 million and borrowings under our Revolving Credit Facility of $0.4 million, partially offset by principal repayments on the Term Loan of $1.7 million.

During fiscal 2010, TPCGI had net outflows from financing activities of $4.4 million, consisting primarily of principal repayments on the Term Loan of $3.1 million and debt issuance costs of $4.6 million, partially offset by cash receipts from exercises of stock options of $3.0 million.

TPCGLLC’s financing cash flows for fiscal 2010 consisted of the same items except for the cash receipts from exercises of stock options of $3.0 million.

In fiscal 2009 TPCGI’s net cash flows used for financing activities were $28.1 million. The primary components of the net outflow were net repayments on the Revolving Credit Facility of $21.8 million, repayments of Term Loan principal of $2.7 million and purchases of shares for $3.0 million.

TPCGLLC’s financing cash flows for fiscal 2009 consisted of the same items except for the purchases of shares for $3.0 million.

Interest rate cap and interest rate swap

In accordance with the requirement of the Term Loan, we entered into an interest rate cap agreement in October 2006. The interest rate cap provided protection on $120.0 million of our long-term debt, if LIBOR exceeded 6.0%, over a three-year period which ended on October 31, 2009.

In June 2008, we entered into a two-year interest rate swap, whereby we effectively fixed the interest rate on $135.0 million of the Term Loan debt at 3.406% plus a spread of 2.5% (total fixed rate of 5.906%). The interest rate swap expired on June 30, 2010.

Contractual Obligations

The following table presents our contractual cash obligations at December 31, 2011 (in thousands):

	Payments Due By Year
	Total	2012	2013 - 2014	2015 - 2016	After 2016
8 1/4% Senior Secured Notes	$350,000	$—	$—	$—	$350,000
Interest on Senior Secured Notes (1)	173,250	28,875	57,750	57,750	28,875
Operating leases (2)	153,685	21,954	39,300	25,224	67,207

	$676,935	$50,829	$97,050	$82,974	$446,082

(1)	Interest on the 8 1/4% Senior Secured Notes will be paid in arrears on April 1 and October 1 of each year commencing April 1, 2011 through the October 1, 2017 maturity date.
(2)	During 2011 we entered into a number of additional and longer-term leases for barges and railcars. Periods covered by operating lease commitments range from less than one year to a maximum of fifteen years.

The above table does not include our long-term crude C4 feedstock purchase contracts, as those commitments generally cannot be estimated on a forward-looking basis because: (1) the amount we are obligated to purchase under these contracts is a percentage of volume of crude C4 produced by a particular supplier, which varies depending on the production methods utilized and the aggregate volume produced by the supplier; and (2) the price for this variable volume is based on certain commodity price indices which vary over time. Please see “Our efforts to obtain suitable quantities or qualities of raw material feedstock may not be successful, in which case our financial condition, results of operations and cash flows may be adversely affected” and “Volatility in the petrochemicals industry may result in reduced operating margins or operating losses” under “Risk Factors” above for more information on the variable nature of feedstock volumes and pricing. Our commitments under our long-term crude C4 feedstock purchase contracts are not subject to a specified maximum volume or cap, though as a practical matter the commitments are limited by the production capacity of the supplier. During calendar 2011, we obtained 92% of our crude C4 feedstocks under these long-term feedstock purchase contracts (excluding spot purchases and contracts with terms of less than one year), for aggregate expenditures of $1,611.7 million.

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

Our most critical accounting policies, which reflect significant management estimates and judgment to determine amounts reported in our consolidated financial statements, are as follows:

Inventory cost

Our inventories consist of raw materials and finished products and are valued at the lower of average cost or market. Costs include raw materials, labor and applicable manufacturing overhead. We may enter into product exchange agreements with suppliers and customers for raw materials and/or finished goods in the normal course of business. Under these arrangements we deliver product volumes to the exchange partner to be delivered in-kind back to us, or receive product volumes to be delivered in-kind by us to the exchange partner in the future, generally in the short term. Product exchanges typically benefit both parties from a logistical perspective and provide for additional flexibility regarding both receipt of raw materials from suppliers and delivery of finished goods to customers. Exchange balances due to or from exchange partners are recorded in inventory at the lower of average cost or market and do not impact the consolidated statements of operations and comprehensive income, as they are recognized at the carrying amount. Our inventory levels can vary significantly depending on availability of raw materials, especially crude C4, plant operations, customer demand and seasonality. In addition to potential fluctuations in the amounts of physical inventories we carry, we can be exposed to potential devaluations in net realizable value of our inventories, especially our fuel-related products, during periods of rapidly declining unleaded regular gasoline prices and demand for fuel-additive products. A significant amount of judgment is required to determine the appropriate normal range of plant production activity and plant operating expenses regarding plant overhead cost absorption and to determine the appropriate market valuation of inventories to assess recoverability of the carrying cost of our inventory. Use of different estimates and assumptions to determine the appropriate amounts of overhead absorption and market value for inventory valuation purposes, when such market is below cost, could have a significant impact on our financial condition and results of operations from period to period.

The average cost of our inventory at the end of any period reflects the carrying cost of raw materials and finished goods inventory on hand at the beginning of the period and the actual cost of raw material purchases and finished goods production during the period. The actual costs of most of our raw materials are based on contractual arrangements which, in various ways, link the purchase costs to a commodity price index. Downward movement in commodity price indices between the times raw materials are purchased and the related finished products are sold can result in reductions in realizable value of the inventory prior to the sale of our finished products. Such reductions in realizable value can occur despite the index-based pricing in our contracts, because the effect of using matching indices is lessened when we do not purchase the feedstock and sell the finished product in the same period. If it is determined at the balance sheet date that the carrying value of the inventory will not be recovered based on management’s best estimates and assumptions regarding inventory turnover rates and future selling prices, the carrying value of the inventory is written down to net realizable value through lower-of-cost-or-market adjustments.

Property, plant and equipment

Property, plant and equipment are stated at depreciated historical cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs and minor renewals are charged to expense as incurred while major improvements, renewals and betterments are capitalized. Interest is capitalized on long-term construction projects using our internal cost of debt rate. A significant amount of judgment is required in various circumstances to determine the appropriate recognition of costs as capital expenditures or expenses, estimated useful lives of property, plant and equipment, and when and by how much carrying amounts may be impaired (see “-Impairment” below). Use of different estimates and assumptions to determine capital versus expense treatment of costs, useful lives of assets and impairment of long-lived assets could have a significant impact on our financial condition and results of operations from period to period. The estimated useful lives of our main categories of fixed assets are as presented below.

Estimated Useful Lives (in years)
Plant equipment	5 - 35
Pipelines	15 - 40
Buildings and land improvements	15 - 45
Technology assets	5 - 6

Intangible Assets

Our intangible assets include patents and technology licenses. Patents are amortized using the straight-line method over useful lives. Our technology licenses have no legal, regulatory, contractual, competitive, economic or other factors that would limit their useful lives. Consequently, we have determined their useful lives to be indefinite. The technology licenses, which have an aggregate book value of $5.5 million as of December 31, 2011, are assessed annually during the quarter ending June 30 of each fiscal year for impairment (see “-Impairment below”).

Impairment

We follow Statement of Financial Accounting Standards Board’s Accounting Standards Codification (“FASB ASC”, “Codification”) 350, Intangibles—Goodwill and Other, regarding impairment of our indefinite life intangible assets (licensing agreements) and FASB ASC 360-10-35, Plant, Property and Equipment—Overall—Impairment or Disposal of Long-Lived Assets, regarding impairment of our other long-lived assets (property, plant and equipment and patents). An impairment loss is recognized only if the carrying value of a long-lived asset or asset group is not recoverable and is measured as the excess of its carrying value over its fair value. The carrying amount of a long-lived asset or asset group is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group. Because our technology licenses are fundamental to and inseparable from their respective long-lived manufacturing assets, we assess impairment of the technology licenses together with the respective long-lived assets based on the undiscounted future cash flows related to the respective manufacturing processes.

Our policy is to assess both our indefinite life intangible assets and our long-lived assets for impairment during the quarter ending June 30 of each year, or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During fiscal 2009, we considered the impact of the downturn in the economy and the decrease in demand and pricing for our products as a temporary condition that did not have a significant negative impact on our estimated long-term cash flows. Consequently, we did not perform impairment testing on our long-lived assets prior to June 2009. Although our June 2009 impairment test did not indicate any impairment of our indefinite life intangible assets or long-lived asset groups, based on circumstances specific to an idled manufacturing unit, in the fourth quarter of fiscal 2009 we recognized an impairment with respect to that unit in the amount of $6.0 million. Our impairment tests completed during the quarter ended June 30, 2010 did not indicate any impairment of our indefinite life intangible assets or long-lived asset groups. During the six month period ended December 31, 2010 and calendar 2011 no events or changes in circumstances occurred indicating that the carrying amount of these assets may not be recoverable.

Plant turnaround costs

We use the deferral method to account for costs of major scheduled plant turnarounds. Plant turnarounds are the scheduled and required partial or complete shutdowns of chemical processing units for significant overhaul and refurbishment, for periods typically lasting from two to four weeks. Under the deferral method, we defer the cost of a turnaround project and amortize the cost as part of our operating expenses over the period between the completion of the turnaround and the next scheduled turnaround, which typically occurs from three to five years after the most recently completed turnaround. If the next scheduled turnaround occurs sooner than originally anticipated, any remaining deferred cost from the previous turnaround is charged to expense at that time. If the next scheduled turnaround occurs later than originally anticipated, the amortization period for the previous turnaround cost is not extended. The deferral method of accounting for turnaround costs requires judgment as to the specific costs to be included in a major turnaround project and requires estimates and assumptions regarding the period of time over which the costs will be amortized. Use of different estimates and assumptions could have a significant impact on our financial condition and results of operations from period to period.

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

Contingent Liabilities

We record reserves for contingent liabilities when information available indicates that a loss is probable and the amount of the loss is reasonably estimable. Management’s judgment may prove materially inaccurate, and such judgment may be subject to the uncertainty of dispute resolution or litigation. Contractual arrangements with our customers and suppliers are typically complicated and can include, for example, complex index-based pricing formulas that determine the price for our feedstocks or finished products. Due to the complicated nature of our contractual arrangements, we can, from time to time, be involved in disputes with our customers and suppliers regarding the interpretation of these contracts, including the index-based pricing formulas. These disputes occur in the normal course of our business, seldom result in actual formal litigation and are typically resolved in the context of the broader commercial relationship that we have with the customer or supplier. Regarding any such disputes, we record reserves for contingent liabilities when information available indicates that a loss is probable and the amount of the loss is reasonably estimable. As of December 31, 2011, we have not recognized any reserves related to unresolved disputes with customers or suppliers.

Stock-Based Compensation

We account for share-based compensation payments in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). All share-based payments to employees and non-employee directors, including grants of TPCGI stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based share awards (“PSAs”) are recognized in our financial statements based on their respective grant date fair values. Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We utilize the Black-Scholes option-pricing model to determine the grant date fair value of TPCGI stock option awards and stock appreciation rights, which involves a number of assumptions, including volatility, expected life, risk-free interest rate and expected dividends.

The fair value of TPCGI’s restricted stock and restricted stock units is based on the quoted market price of TPCGI’s stock on the date of the grant.

The fair value of TPCGI’s PSAs is based on the quoted market price of TPCGI’s common stock at the date of grant; however, the ultimate awards are contingent on TPCGI’s achievement of a stipulated return on invested capital as compared to its weighted average cost of capital over a specified three-year period. We record expense associated with the PSAs on a straight-line basis over the vesting period and adjust the amount of expense recognized prospectively based upon quarterly projections of performance over the remainder of the vesting period.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements which we have not adopted as of December 31, 2011 that are expected to have a material impact future on financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On October 5, 2010, we repaid the entire amount of the variable rate Term Loan with proceeds from the issuance and sale of $350.0 million of fixed 8 1/4% Notes. We had no borrowings outstanding under the Revolving Credit Facility at December 31, 2011, but we will be impacted by changes in floating interest rates regarding any future borrowings under the Revolving Credit Facility. The interest rate we pay under the Revolving Credit Facility is a prime lending rate plus a spread or a LIBOR-based rate plus a spread, whichever we select.

Commodity Swaps

During the second quarter of fiscal 2009, we entered into a series of commodity swaps to mitigate risk of loss on our fuel-related products inventory. The swaps matured at various dates through December 2008, resulting in aggregate net realized gains of $3.6 million, reflected in cost of sales, in fiscal 2009. During the quarter ended September 30, 2009, we entered into a series of commodity swaps also to mitigate risk on our fuel-related products inventory. All of the commodity swaps matured by December 31, 2009, and the resulting aggregate net realized losses of $0.7 million are reflected in cost of sales in fiscal 2010. Although we were not party to any commodity swaps during the six-month period ended December 31, 2010 or calendar 2011, we may enter into such arrangements in the future to mitigate the risk of loss due to declining prices of our inventory.

Purchase and Sales Contract Risk

We follow a business model that is designed to mitigate risk through index-based pricing, which links our feedstock purchase prices and finished product sales prices to similar commodity price indices. The cost of our raw material feedstock purchases is usually determined by application of index-based formulas contained in many of our raw material supply contracts. Through these index-based formulas our raw material costs are linked to commodity market indices (such as the published contract price for butadiene and indices based on the price of unleaded regular gasoline, butane, isobutane or propylene) or to the selling price of the related finished product. The selling prices of our finished products are also typically determined from index-based formulas contained in many of our sales contracts and, in most cases, the indices used to determine finished product selling prices are the same indices used to determine the cost of the corresponding raw material feedstock. The linkage between the costs of our raw material feedstocks and the selling prices for our finished products to the same indices mitigates, to varying degrees, our exposure to volatility in our material margin percentage (which we define as the difference between average revenue per pound and average raw material cost per pound as a percentage of average revenue per pound). Although these index-based pricing formulas provide relative stability in our material margin percentage over time, it is not perfectly constant due to various factors, including those listed below:

•

We may purchase raw material feedstocks in one period based on market indices for that period, and then sell the related finished products in a later period based on market indices for the later period. Changes in selling prices of finished products, based on changes in the underlying market indices between the period the raw material feedstocks are purchased and the related finished products are sold, lessens the effect of the matching indices and causes variation in our material margin percentage. For example, we may purchase crude C4 at pricing based on the January butadiene index but sell the finished butadiene at pricing based on the February butadiene index. If the butadiene index for January and February are the same, we would expect to realize substantially the same per-unit margins regardless of the absolute value of the index. However, if the index increases between January and February, we would realize a temporary margin expansion until pricing stabilizes; and conversely, if the index decreases we would realize a temporary margin contraction. The magnitude of the effect on material margin percentage depends on the magnitude of the change in the underlying indices between the period the raw material is purchased and the period the finished product is sold and the quantity of inventory impacted by the change.

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

In order to mitigate the impact of buying our feedstock in one period and selling our finished product in another period, we have elected, from time to time, to enter into commodity swap instruments. We have not previously designated any of these derivative instruments as hedges; consequently, changes in the fair values have been recognized in earnings in the period in which the changes occurred. We were not party to any derivative financial instruments at December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TPC Group Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of TPC Group Inc. (a Delaware corporation) and subsidiaries (collectively the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2011, the six months ended December 31, 2010, and each of the two fiscal years in the period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TPC Group Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations, and their cash flows for the year ended December 31, 2011, the six months ended December 31, 2010, and each of the two fiscal years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers

TPC Group LLC and subsidiaries:

We have audited the accompanying consolidated balance sheets of TPC Group LLC (a Texas limited liability company and a wholly owned subsidiary of TPC Group Inc.) and subsidiaries (collectively the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), members’ equity and cash flows for the year ended December 31, 2011, the six months ended December 31, 2010, and each of the two fiscal years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TPC Group LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011, the six months ended December 31, 2010, and each of the two fiscal years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas

March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TPC Group Inc. and subsidiaries:

We have audited TPC Group Inc. (a Delaware corporation) and subsidiaries’ (collectively the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, TPC Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows of TPC Group Inc. and subsidiaries and our report dated March 9, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas

March 9, 2012

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	TPCGI December 31,		TPCGLLC December 31,
	2011	2010	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$107,572	$85,594	$23,862	$83,858
Trade accounts receivable	210,810	177,065	210,810	177,065
Due from parent	—	—	849	3,522
Inventories	79,334	89,264	79,334	89,264
Other current assets	32,157	24,131	32,157	23,914

Total current assets	429,873	376,054	347,012	377,623

Property, plant and equipment, net	495,780	484,492	495,780	484,492
Investment in limited partnership	2,571	2,733	2,571	2,733
Intangible assets, net	5,909	5,953	5,909	5,953
Other assets, net	35,567	42,946	35,567	42,946

Total assets	$969,700	$912,178	$886,839	$913,747

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$170,084	$150,026	$170,047	$150,026
Accrued liabilities	33,824	30,870	33,789	30,834

Total current liabilities	203,908	180,896	203,836	180,860

Long-term debt	348,042	347,786	348,042	347,786
Deferred income taxes	129,381	117,874	129,381	117,874

Total liabilities	681,331	646,556	681,259	646,520

Commitments and contingencies

Stockholders’ and members’ equity:
Common stock, $0.01 par value, 25,000,000 authorized, 15,815,070 and 16,379,803 shares issued and 15,637,725 and 16,202,458 shares outstanding at December 31, 2011 and 2010, respectively	158	164
Additional paid-in capital	171,679	175,376
Accumulated earnings	120,574	93,330
Accumulated other comprehensive (loss) income	(723)	71
Treasury stock at cost, 177,345 shares	(3,319)	(3,319)

Stockholders’ equity	288,369	265,622

Members’ equity			205,580	267,227

Total liabilities and equity	$969,700	$912,178	$886,839	$913,747

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	TPCGI Calendar Year Ended December 31,		TPCGLLC Calendar Year Ended December 31,
	2011	2010	2011	2010
		(Unaudited)		(Unaudited)
Revenue	$2,758,515	$1,918,064	$2,758,515	$1,918,064
Cost of sales (excludes items listed below)	2,454,212	1,650,030	2,454,212	1,650,030
Operating expenses	143,327	135,240	143,327	135,240
General and administrative expenses	32,550	29,286	32,550	29,286
Depreciation and amortization	40,477	39,414	40,477	39,414

Income from operations	87,949	64,094	87,949	64,094

Other (income) expense:
Interest expense	34,072	19,051	34,072	19,051
Write-off term loan debt issuance cost	—	2,959	—	2,959
Interest income	(178)	(128)	(51)	(127)
Unrealized gain on derivatives	—	(2,092)	—	(2,092)
Other, net	(1,517)	(2,020)	(1,734)	(2,018)

Income before income taxes	55,572	46,324	55,662	46,321

Income tax expense	18,877	15,796	18,877	15,616

Net income	$36,695	$30,528	$36,785	$30,705

Change in funded status of defined benefit plan, for both TPCGI and TPCGLLC, net of a tax benefit of $428 and a tax expense of $367, respectively	(794)	682	(794)	682

Comprehensive income	$35,901	$31,210	$35,991	$31,387

Earnings per share:
Basic	$2.30	$1.68

Diluted	$2.28	$1.68

Weighted average shares outstanding:
Basic	15,939	18,119
Diluted	16,045	18,152

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	TPCGI Six Months Ended December 31,		TPCGLLC Six Months Ended December 31,
	2010	2009	2010	2009
		(Unaudited)		(Unaudited)
Revenue	$985,505	$755,925	$985,505	$755,925
Cost of sales (excludes items listed below)	855,043	649,169	855,043	649,169
Operating expenses	67,068	65,009	67,068	65,009
General and administrative expenses	12,735	13,289	12,735	13,282
Depreciation and amortization	19,762	20,117	19,762	20,117
Business interruption insurance recoveries	—	(17,051)	—	(17,051)

Income from operations	30,897	25,392	30,897	25,399

Other (income) expense:
Interest expense	11,484	7,495	11,484	7,495
Write-off term loan debt issuance cost	2,959	—	2,959	—
Interest income	(73)	(1)	(72)	(1)
Unrealized gain on derivatives	—	(1,372)	—	(1,372)
Other, net	(780)	(1,047)	(780)	(1,047)

Income before income taxes	17,307	20,317	17,306	20,324

Income tax expense	5,242	8,238	5,152	8,238

Net income	$12,065	$12,079	$12,154	$12,086

Change in funded status of defined benefit plan, for both TPCGI and TPCGLLC, net of tax expense of $418 and $0, respectively	776	—	776	—

Comprehensive income	$12,841	$12,079	$12,930	$12,086

Earnings per share:
Basic	$0.66	$0.68

Diluted	$0.66	$0.68

Weighted average shares outstanding:
Basic	18,258	17,880
Diluted	18,320	17,880

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	TPCGI Fiscal Year Ended June 30,		TPCGLLC Fiscal Year Ended June 30,
	2010	2009	2010	2009
Revenue	$1,688,484	$1,376,874	$1,688,484	$1,376,874
Cost of sales (excludes items listed below)	1,444,156	1,194,173	1,444,156	1,194,173
Operating expenses	133,181	132,268	133,181	132,268
General and administrative expenses	29,840	32,769	29,834	32,756
Depreciation and amortization	39,769	41,899	39,769	41,899
Asset impairment	—	5,987	—	5,987
Business interruption insurance recoveries	(17,051)	(10,000)	(17,051)	(10,000)
Unauthorized freight recoveries	—	(4,694)	—	(4,694)

Income (loss) from operations	58,589	(15,528)	58,595	(15,515)

Other (income) expense:
Interest expense	15,062	16,836	15,062	16,836
Interest income	(55)	(20)	(55)	(19)
Unrealized (gain) loss on derivatives	(3,464)	3,710	(3,464)	3,710
Other, net	(2,287)	(1,623)	(2,287)	(1,623)

Income (loss) before income taxes	49,333	(34,431)	49,339	(34,419)

Income tax expense (benefit)	18,792	(11,653)	18,702	(11,817)

Net income (loss)	$30,541	$(22,778)	$30,637	$(22,602)

Change in funded status of defined benefit plan, for both TPCGI and TPCGLLC, net of tax benefit of $51 and $218, respectively	(94)	(405)	(94)	(405)

Comprehensive income (loss)	$30,447	$(23,183)	$30,543	$(23,007)

Earnings (losses) per share:
Basic	$1.70	$(1.29)

Diluted	$1.70	$(1.29)

Weighted average shares outstanding:
Basic	17,928	17,714
Diluted	17,930	17,714

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	TPCGI							TPCGLLC
			Additional		Accumulated Other	Treasury	Total	Total
	Common Stock		Paid-in Capital	Accumulated Earnings	Comprehensive Income (Loss)	Stock at Cost	Stockholders’ Equity	Members’ Equity
	Shares	Amount
Balances—June 30, 2008	17,588	$176	$187,155	$112,638	$(206)	$(300)	$299,463	$301,427

Net loss	—	—	—	(22,778)	—	—	(22,778)	(22,602)
Change in funded status of defined benefit plan, net of tax benefit of $218	—	—	—	—	(405)	—	(405)	(405)
Exercise of stock options	3	—	47	—	—	—	47	—
Stock purchased by company	(167)	—	—	—	—	(3,019)	(3,019)	—
Vesting of restricted stock	262	3	(3)	—	—	—	—	—
Stock compensation expense	—	—	6,311	—	—	—	6,311	6,311
Tax benefit shortfall from share-based compensation arrangements	—	—	(576)	—	—	—	(576)	(576)
Tax benefit windfall from share-based compensation arrangements	—	—	168	—	—	—	168	168

Balances—June 30, 2009	17,686	179	193,102	89,860	(611)	(3,319)	279,211	284,323

Net income	—	—	—	30,541	—	—	30,541	30,637
Change in funded status of defined benefit plan, net of tax benefit of $51	—	—	—	—	(94)	—	(94)	(94)
Exercise of stock options	298	3	3,017	—	—	—	3,020	—
Vesting of restricted stock	272	2	(2)	—	—	—	—	—
Stock compensation expense	—	—	1,186	—	—	—	1,186	1,186
Tax benefit shortfall from share-based compensation arrangements	—	—	(1,351)	—	—	—	(1,351)	(1,351)
Tax benefit windfall from share-based compensation arrangements	—	—	337	—	—	—	337	337

Balances—June 30, 2010	18,256	184	196,289	120,401	(705)	(3,319)	312,850	315,038

Net income	—	—	—	12,065	—	—	12,065	12,154
Change in funded status of defined benefit plan, net of tax expense of $(418)	—	—	—	—	776	—	776	776
Exercise of stock options	83	1	1,747	—	—	—	1,748	—
Stock purchased and retired by company	(2,154)	(21)	(23,308)	(39,136)	—	—	(62,465)	—
Capital distributions to parent	—	—	—	—	—	—	—	(61,389)
Vesting of restricted stock	18	—	—	—	—	.	—	—
Stock compensation expense	—	—	700	—	—	—	700	700
Tax benefit shortfall from share-based compensation arrangements	—	—	— (588)	—	—	—	(588)	(588)
Tax benefit windfall from share-based compensation arrangements	—	—	536	—	—	—	536	536

Balances—December 31, 2010	16,203	164	175,376	93,330	71	(3,319)	265,622	267,227

Net income	—	—	—	36,695	—	—	36,695	36,785
Change in funded status of defined benefit plan, net of tax benefit of $428	—	—	—	—	(794)	—	(794)	(794)
Exercise of stock options	40	—	974	—	—	—	974	—
Stock purchased and retired by company	(635)	(6)	(6,639)	(9,451)	—	—	(16,096)	—
Capital distributions to parent	—	—	—	—	—	—	—	(99,606)
Vesting of restricted stock	30	—	—	—	—	.	—	—
Stock compensation expense	—	—	1,846	—	—	—	1,846	1,846
Tax benefit windfall from share-based compensation arrangements	—	—	122	—	—	—	122	122

Balances—December 31, 2011	15,638	$158	$171,679	$120,574	$(723)	$(3,319)	$288,369	$205,580

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	TPCGI		TPCGLLC
	Calendar Year Ended December 31,		Calendar Year Ended December 31,
	2011	2010	2011	2010
		(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$36,695	$30,528	$36,785	$30,705
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	40,477	39,414	40,477	39,414
Turnaround amortization	6,717	4,830	6,717	4,830
Amortization of debt issuance costs	3,395	5,698	3,395	5,698
Deferred income taxes	13,256	54,758	13,256	54,758
Non-cash stock compensation expense	1,846	1,256	1,846	1,256
Tax benefit shortfall from share-based compensation arrangements	—	(1,939)	—	(1,939)
Tax benefit windfall from share-based compensation arrangements	(122)	(873)	(122)	(873)
Unrealized gain on derivatives	—	(2,092)	—	(2,092)
Earnings from joint venture	(1,262)	(1,033)	(1,262)	(1,033)
Distributions received from joint venture	1,425	1,275	1,425	1,275
Changes in assets and liabilities:
Trade accounts receivable	(33,745)	(38,155)	(31,071)	(36,479)
Inventories	9,931	(15,877)	9,931	(15,877)
Accounts payable	20,060	33,650	20,021	33,650
Other assets and liabilities, net	(9,970)	(6,771)	(10,186)	(6,588)

Cash provided by operating activities	88,703	104,669	91,212	106,705

Cash flows from investing activities:
Capital expenditures	(51,725)	(22,981)	(51,725)	(22,981)

Cash used in investing activities	(51,725)	(22,981)	(51,725)	(22,981)

Cash flows from financing activities:
Proceeds from issuance of 8 1/4% Senior Secured Notes	—	347,725	—	347,725
Repayments on Term Loan	—	(270,823)	—	(270,823)
Net payments on Revolving Credit Facility borrowings	—	(400)	—	(400)
Payments on insurance debt	—	(2,609)	—	(2,609)
Debt issuance costs	—	(13,610)	—	(13,610)
Exercise of stock options	974	4,768	—	—
Tax benefit windfall from share-based compensation arrangements	122	873	122	873
Repurchase of common stock	(16,096)	(62,465)	—	—
Capital distributions to parent	—	—	(99,605)	(61,389)

Cash (used in) provided by financing activities	(15,000)	3,459	(99,483)	(233)

Increase (decrease) in cash and cash equivalents	21,978	85,147	(59,996)	83,491
Cash and cash equivalents, beginning of period	85,594	447	83,858	367

Cash and cash equivalents, end of period	$107,572	$85,594	$23,862	$83,858

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	TPCGI		TPCGLLC
	Six Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
		(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$12,065	$12,079	$12,154	$12,086
Adjustments to reconcile net income to cash flows used in operating activities:
Depreciation and amortization	19,762	20,117	19,762	20,117
Turnaround amortization	2,430	2,632	2,430	2,632
Provision for bad debt expense	—	132	—	132
Amortization of debt issuance costs	4,685	768	4,685	768
Deferred income taxes	5,153	8,072	5,153	8,072
Non-cash stock compensation expense	700	631	700	631
Tax benefit shortfall from share-based compensation arrangements	(588)	—	(588)	—
Tax benefit windfall from share-based compensation arrangements	(536)	—	(536)	—
Unrealized gain on derivatives	—	(1,372)	—	(1,372)
Earnings from joint venture	(473)	(846)	(473)	(846)
Distributions received from joint venture	400	653	400	653
Changes in assets and liabilities:
Trade accounts receivable	(60,658)	(40,394)	(58,513)	(40,509)
Inventories	5,343	(36,503)	5,343	(36,503)
Accounts payable	(6,322)	29,644	(6,322)	29,644
Other assets and liabilities, net	(6,943)	1,554	(6,745)	1,667

Cash used in operating activities	(24,982)	(2,833)	(22,550)	(2,828)

Cash flows from investing activities:
Capital expenditures	(13,151)	(4,570)	(13,151)	(4,570)

Cash used in investing activities	(13,151)	(4,570)	(13,151)	(4,570)

Cash flows from financing activities:
Proceeds from issuance of 8 1/4% Senior Secured Notes	347,725	—	347,725	—
Repayments on Term Loan	(269,470)	(1,747)	(269,470)	(1,747)
Net proceeds from Revolving Credit Facility borrowings	—	400	—	400
Proceeds from insurance debt	—	7,669	—	7,669
Payments on insurance debt	—	(5,060)	—	(5,060)
Debt issuance costs	(8,989)	—	(8,989)	—
Exercise of stock options	1,748	—	—	—
Tax benefit windfall from share-based compensation arrangements	536	—	536	—
Repurchase of common stock	(62,465)	—	—	—
Capital distributions to parent	—	—	(61,389)

Cash provided by financing activities	9,085	1,262	8,413	1,262

Decrease in cash and cash equivalents	(29,048)	(6,141)	(27,288)	(6,136)
Cash and cash equivalents, beginning of period	114,642	6,588	111,146	6,503

Cash and cash equivalents, end of period	$85,594	$447	$83,858	$367

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	TPCGI		TPCGLLC
	Fiscal Year Ended June 30,		Fiscal Year Ended June 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income (loss)	$30,541	$(22,778)	$30,637	$(22,602)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	39,769	41,899	39,769	41,899
Turnaround amortization	5,032	4,307	5,032	4,307
Provision for bad debt expense	132	—	132	—
Asset impairment	—	5,987	—	5,987
Amortization of debt issuance costs	1,782	1,355	1,782	1,355
Deferred income taxes	57,676	(4,968)	57,676	(4,643)
Non-cash stock compensation expense	1,186	6,311	1,186	6,311
Tax benefit shortfall from share-based compensation arrangements	(1,351)	(576)	(1,351)	(576)
Tax benefit windfall from share-based compensation arrangements	(337)	(168)	(337)	(168)
Unrealized (gain) loss on derivatives	(3,464)	3,710	(3,464)	3,710
Earnings from joint venture	(1,406)	(1,259)	(1,406)	(1,259)
Distributions received from joint venture	1,528	900	1,528	900
Changes in assets and liabilities:
Trade accounts receivable	(18,024)	101,932	(18,608)	97,515
Inventories	(57,723)	65,579	(57,723)	65,579
Accounts payable	69,615	(131,840)	69,615	(131,840)
Other assets and liabilities, net	1,862	(20,194)	1,959	(19,305)

Cash provided by operating activities	126,818	50,197	126,427	47,170

Cash flows from investing activities:
Capital expenditures	(14,400)	(16,128)	(14,400)	(16,128)

Cash used in investing activities	(14,400)	(16,128)	(14,400)	(16,128)

Cash flows from financing activities:
Repayments on Term Loan	(3,100)	(2,744)	(3,100)	(2,744)
Net proceeds from (payments on) Revolving Credit Facility borrowings	—	(21,800)	—	(21,800)
Proceeds from insurance debt	7,669	5,922	7,669	5,922
Payments on insurance debt	(7,669)	(5,922)	(7,669)	(5,922)
Debt issuance costs	(4,621)	(748)	(4,621)	(748)
Exercise of stock options	3,020	47	—	—
Tax benefit windfall from share-based compensation arrangements	337	168	337	168
Repurchase of common stock	—	(3,019)	—	—

Cash used in financing activities	(4,364)	(28,096)	(7,384)	(25,124)

Increase in cash and cash equivalents	108,054	5,973	104,643	5,918
Cash and cash equivalents, beginning of period	6,588	615	6,503	585

Cash and cash equivalents, end of period	$114,642	$6,588	$111,146	$6,503

The accompanying notes are an integral part of these consolidated financial statements.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

1.	Organization

The accompanying consolidated financial statements of TPC Group Inc. include the accounts of TPC Group Inc., a Delaware corporation (“TPCGI”), and its direct and indirect subsidiaries, including its direct wholly owned subsidiaries, Texas Petrochemicals Netherlands B.V. and TPC Group LLC, a Texas limited liability company (“TPCGLLC”). The accompanying consolidated financial statements of TPCGLLC include the accounts of TPCGLLC and its direct wholly owned subsidiaries, Texas Butylene Chemical Corporation, Texas Olefins Domestic International Sales Corporation, Port Neches Fuels LLC, and TP Capital Corp. Unless the context indicates otherwise, throughout this report, the terms “the Company”, “we”, “us”, “our” and “ours” are used to refer to both TPCGI and TPCGLLC and their direct and indirect subsidiaries. Discussions or areas of this report that apply specifically to TPCGI or TPCGLLC are clearly noted in such section.

2.	Fiscal Year-End Change

On July 15, 2010, TPCGI’s Board of Directors and TPCGLLC’s managers each approved a fiscal year-end change from June 30 to December 31, which was effective as of January 1, 2011. The intent of the change was to align the reporting of our financial results more closely with our peers and to better synchronize our management processes and business cycles with those of our suppliers and customers. References in this report to calendar 2011 and 2010 indicate the twelve month periods ended December 31, 2011 and 2010. References in this report to fiscal 2010 and 2009 indicate the twelve month periods ended June 30, 2010 and 2009. Financial information in these notes with respect to calendar 2010 and the six months ended December 31, 2009 is unaudited.

3.	Business Segments

We manage our business and conduct our activities in two operating segments, our C4 Processing segment and our Performance Products segment. These two operating segments are our primary reporting segments. In the C4 Processing segment, we process the crude C4 stream into several higher value components, namely butadiene, butene-1, raffinates and MTBE. In our Performance Products segment, we produce high purity isobutylene and we process isobutylene to produce higher value derivative products, such as polyisobutylene and diisobutylene. We also process propylene into nonene, tetramer and associated by-products as a part of our Performance Products segment. We produce steam and electricity for our own use at our Houston facility, and we sell a portion of our steam production as well as excess electricity, which are reported as part of our C4 Processing segment.

4.	Principles of Consolidation

The consolidated financial statements of TPCGI include the accounts of TPCGI and its direct and indirect subsidiaries, after the elimination of all significant intercompany accounts and transactions. The consolidated financial statements of TPCGLLC include the accounts of TPCGLLC and its subsidiaries, after the elimination of all significant intercompany accounts and transactions. Our investment in Hollywood/Texas Petrochemicals LP is accounted for under the equity method. The financial statements presented have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

NOTE B – DESCRIPTION OF BUSINESS

We have three principal processing facilities, all of which we own, located in Houston, Texas, Port Neches, Texas and Baytown, Texas. The Houston and Port Neches facilities, which process crude C4 into butadiene and related products, are strategically located near most of the significant petrochemicals consumers in Texas and Louisiana. Our Baytown facility primarily produces nonene and tetramer. All three locations provide convenient access to other Gulf Coast petrochemicals producers and are connected to several of our customers and raw materials suppliers through an extensive pipeline network. In addition, our Houston and Port Neches facilities are serviced by rail, tank truck, barge and ocean-going vessel.

The products in our C4 Processing segment include butadiene, primarily used to produce synthetic rubber that is mainly used in tires and other automotive products; butene-1, primarily used in the manufacture of plastic resins and synthetic alcohols; raffinates, primarily used in the manufacturing of alkylate, a component of premium unleaded gasoline; and methyl tertiary butyl ether (“MTBE”), primarily used as a gasoline blending stock. The products in our Performance Products segment include high purity isobutylenes (“HPIB”), primarily used in the production of synthetic rubber, lubricant additives, surfactants and coatings; conventional

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

polyisobutylene (“PIB”) and highly reactive polyisobutylene (“HR-PIB”), primarily used in the production of fuel and lubricant additives, caulks, adhesives, sealants and packaging; diisobutylene (“DIB”), primarily used in the manufacture of surfactants, plasticizers and resins; and nonene and tetramer, primarily used in the production of plasticizers, surfactants and lubricant additives. We sell our products primarily to chemical and petroleum based companies in North America.

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

NOTE C – SIGNIFICANT ACCOUNTING POLICIES

1.	Use of Estimates

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

2.	Cash and Cash Equivalents

Cash and cash equivalents includes amounts on deposit with banks, cash invested temporarily in investments with original maturities of three months or less, and cash on hand. We maintain cash balances that are insured by the Federal Deposit Insurance Corporation (“FDIC”). On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. At December 31, 2011, our only interest-bearing account had a cash balance lower than the $0.25 million FDIC insured limit for interest bearing accounts. Additionally, as of December 31, 2011 we had $70.9 million invested in short term money market investments (subject to $0.25 million FDIC insurance coverage limit) in a major U.S. bank and $36.7 million in depository accounts in banks. We believe that the likelihood of any loss of cash and cash equivalents is remote and that we are not exposed to any significant credit risk on cash and cash equivalents.

3.	Accounts Receivable

We extend credit to our customers in the normal course of business and generally do not require collateral for trade accounts receivable. We perform ongoing credit evaluations of our customers and, in some instances, require letters of credit or additional guarantees in support of contracted amounts. We review the collectability of trade receivables and use the allowance method to record bad debt expense for amounts that we believe may be uncollectible. We believe no allowance was necessary as of December 31, 2011 and 2010. Write-offs are recorded at the time a customer receivable is deemed uncollectible. There were no write-offs for any period presented except for $0.1 million in fiscal 2010.

4.	Inventories

Inventories consist of raw materials and finished goods and are valued at the lower of average cost or market. Costs include raw materials, labor and applicable manufacturing overhead. We may enter into product exchange agreements with suppliers and customers for raw materials and/or finished goods in the normal course of business. Under these arrangements we deliver product volumes to the exchange partner to be delivered in-kind back to us, or receive product volumes to be delivered in-kind by us to the exchange partner in the future, generally in the short term. Product exchanges typically benefit both parties from a logistical perspective and provide for

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

additional flexibility regarding both receipt of raw materials from suppliers and delivery of finished goods to customers. Exchange balances due to or from exchange partners are recorded in inventory at the lower of average cost or market and do not impact the consolidated statements of operations and comprehensive income, as they are recognized at the carrying amount. At December 31, 2011 and 2010, we had exchange receivable positions of $2.5 million and $0.1 million, respectively, and no exchange payable positions.

5.	Investment in Limited Partnership

We have a 50% limited partnership interest in Hollywood/Texas Petrochemicals LP. We and Kirby Inland Marine, Inc. formed this limited partnership to operate four barges capable of transporting chemicals. As the limited partner, we account for this investment under the equity method and report our portion of the limited partnership’s net income as other income in the accompanying Consolidated Statements of Operations and Comprehensive Income.

6.	Property, Plant and Equipment

Property, plant and equipment are stated at depreciated historical cost. Depreciation of property, plant and equipment is computed using the straight-line method over estimated useful lives ranging from five to forty-five years for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs and minor renewals are charged to expense as incurred while major improvements, renewals and betterments are capitalized. Interest costs incurred during development and construction of certain long-term assets are capitalized as part of the cost of the assets. Interest costs capitalized in calendar 2011 and fiscal 2009 were $0.1 million and $0.9 million, respectively. No interest costs were capitalized during calendar 2010, the six months ended December 31, 2010 or fiscal 2010.

Upon retirement or sale of an asset, the asset cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in results of operations.

The estimated useful lives for our main categories of fixed assets are shown in the table below.

Estimated Useful Lives (in years)
Plant equipment	5 - 35
Pipelines	15 - 40
Buildings and land improvements	15 - 45
Technology assets	5 - 6

7.	Intangible Assets

Our intangible assets include patents and technology licenses. Patents are amortized using the straight-line method over their useful lives. Our technology licenses have no legal, regulatory, contractual, competitive, economic, or other factors that would limit their useful lives; consequently, we have determined their useful lives to be indefinite.

8.	Impairment

We follow Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, Intangibles – Goodwill and Other, regarding impairment of our indefinite life intangible assets (technology licenses) and FASB ASC 360, Property, Plant, and Equipment, regarding impairment of our other long-lived assets (property, plant and equipment and patents). Our policy is to assess both our indefinite life intangible assets and our other long-lived assets for impairment in the quarter ending June 30 of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Our assessment performed in the quarter ending June 30, 2011 indicated that our projected future cash flows will be more than sufficient to recover the carrying amount of these assets. During the six months ended December 31, 2011 no events or changes in circumstances occurred indicating that the carrying amount of these assets may not be recoverable which otherwise would require an impairment assessment as of December 31, 2011.

An impairment loss is recognized only if the carrying value of a long-lived asset or asset group is not recoverable and is measured as the excess of its carrying value over its fair value. The carrying amount of a long-lived asset or asset group is considered not

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

9.	Plant Turnaround Costs

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

The amounts of deferred turnaround costs recorded on the balance sheet in other assets at December 31, 2011 and 2010 were $11.4 million and $11.7 million, respectively. Amortization of deferred turnaround costs charged to operating expense for calendar 2011 and 2010, the six months ended December 31, 2010 and 2009 and fiscal years ended June 30, 2010 and 2009 were $6.7 million, $4.8 million, $2.4 million, $2.6 million, $5.0 million and $4.3 million, respectively.

10.	Debt Issuance Costs

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

11.	Revenue Recognition

We recognize revenue from sales of products in the period when title and risk of loss transfer to the customer.

12.	Environmental Remediation Costs

Anticipated expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated.

13.	Comprehensive Income (Loss)

Comprehensive income (loss) is reported in accordance with FASB ASC 220, Comprehensive Income. Our comprehensive income (loss) is defined as net income adjusted for the change (net of tax) during the period in the funded status of our defined benefit pension plan.

14.	Income Taxes

As permitted under Section 301.7701 of the Internal Revenue Code, TPCGLLC elected to be taxed as a corporation for federal income tax purposes. The federal tax return of TPCGLLC and its subsidiaries is filed in consolidation with TPCGI and TPCGI has a tax allocation policy which provides that TPCGLLC calculate a tax provision on a “separate return basis”.

We account for income taxes in accordance with FASB ASC 740, Income Taxes. We recognize deferred taxes at enacted tax rates on temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and we record a valuation allowance on net deferred tax assets when it is more likely than not that these assets will not be realized.

We recognize interest and penalties related to uncertain tax positions taken or to be taken as part of income tax expense.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	Stock Based Compensation

We account for share-based compensation payments in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). All share-based payments to employees and non-employee directors of TPCGI, including grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based share awards (“PSAs”) are recognized in our financial statements based on their respective grant date fair values. Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The expense recognized currently reflects an estimated forfeiture rate for unvested awards of 5%. Forfeiture rates are not applied to participating restricted share awards.

We utilize the Black-Scholes option-pricing model to determine the grant date fair value of TPCGI stock option awards and stock appreciation rights, which involves a number of assumptions, including volatility, expected life, risk-free interest rate and expected dividends.

The fair value of TPCGI restricted stock and restricted stock units is based on the quoted market price of TPCGI common stock on the date of the grant.

The fair value of TPCGI PSAs is based on the quoted market price of TPCGI’s common stock at the date of grant; however, the ultimate awards are contingent on the Company’s achievement of a stipulated return on invested capital as compared to the Company’s weighted average cost of capital over a specified three-year period. We record expense associated with the PSAs on a straight-line basis over the vesting period and adjust the amount of expense recognized prospectively based upon quarterly projections of performance over the remainder of the vesting period.

16.	Asset Retirement Obligations

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

We have asset retirement obligations with respect to certain of our chemical processing assets due to various legal obligations to clean and/or dispose of various components of the chemical plants at the time they are retired. However, these components can be used for extended and indeterminate periods of time as long as they are properly maintained and/or upgraded. It is our practice and current intent to maintain our chemical processing assets and continue making improvements to those assets based on technological advances. As a result, management believes that our facilities have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire chemical processing assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any component part of a chemical plant, an estimate of the cost of performing the retirement activities will be provided and a liability will be recorded for the fair value of that cost using established present value techniques. We did not record any asset retirement obligations related to the retirement of any component parts of our facilities as of December 31, 2011 and 2010.

17.	Shipping and Handling Costs

We account for shipping and handling costs in accordance with FASB ASC 605, Revenue Recognition. Amounts billed to customers in sale transactions related to shipping and handling costs are recorded as revenue. Shipping and handling costs incurred by us are included in cost of sales in the Consolidated Statements of Operations and Comprehensive Income.

18.	Financial Instruments

The carrying amounts for cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these instruments. At December 31, 2011 our long-term debt consisted of the fixed rate 8 1/4% Senior Secured Notes (the “Notes”), which have a carrying amount of $348.0 million and a fair value of approximately $350.0 million. At December 31, 2010 our long-term debt consisted of the fixed rate 8 1/4% Senior Secured Notes, which have a carrying amount of $347.8 million and a fair value of approximately $365.8 million.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.	Derivative Instruments

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

20.	Fair Value Option

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

21.	Treasury Stock

We account for treasury stock under the cost method. As of December 31, 2011, we had a total of 177,345 shares of common stock held as treasury stock to TPCGI. No treasury shares were acquired during any period subsequent to fiscal year ended June 30, 2009.

22.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, we determined there were no events which occurred subsequent to December 31, 2011 that should be disclosed or recognized in the financial statements.

23.	Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As the update requires only enhanced disclosures, our January 1, 2011 adoption of this ASU had no impact on our financial statements.

In June 2011 FASB issued ASU 2011-05, Comprehensive Income; Presentation of Comprehensive Income, which amends ASC 220 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU is effective for fiscal years beginning after December 15, 2011. As permitted, we have elected to adopt the provisions of this ASU for the year ended December 31, 2011 and in this Annual Report on 10-K have reformatted our Consolidated Statements of Operations to present other comprehensive income as a continuation of net income (loss) from operations. As the update only affects the format of our financial statements its adoption had no impact on our financial statements. In December 2011 FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU 2011-12 had no impact on our financial statements.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D—DETAIL AND DISCUSSION OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

TPCGLLC’s due from parent amounts are eliminated in the consolidated financial statements of TPCGI.

Inventories, as of the dates presented, were as follows (in thousands):

	December 31,
	2011	2010
Finished goods	$ 48,757	$ 46,813
Raw materials and chemical supplies	30,577	42,451

	$79,334	$89,264

Other current assets, as of the dates presented, were as follows (in thousands):

	TPCGI		TPCGLLC
	December 31,		December 31,
	2011	2010	2011	2010
Prepaid expense and other	$4,592	$5,957	$4,592	$5,740
Federal income tax receivable	12,387	1,943	12,387	1,943
Repair parts inventory	9,607	8,911	9,607	8,911
Deferred taxes, net	5,571	7,320	5,571	7,320

	$32,157	$24,131	$32,157	$23,914

At December 31, 2010, TPCGI’s prepaid expenses and other included a miscellaneous non-trade receivable of $0.2 million. Increase in federal income tax receivable reflects an estimated tax refund due for estimated payments made in 2011.

Property, plant and equipment, as of the dates presented, were as follows (in thousands):

	December 31,
	2011	2010
Land and land improvements	$41,803	$41,803
Plant and equipment	600,918	585,431
Construction in progress	56,668	22,294
Other	20,261	18,478

	719,650	668,006
Less accumulated depreciation	223,870	183,514

	$495,780	$484,492

Depreciation and amortization expense was $40.5 million and $39.4 million for calendar 2011 and 2010, respectively. Depreciation expense was $19.8 million and $20.1 million for the six months ended December 31, 2010 and 2009, respectively. For fiscal years 2010 and 2009 depreciation expense was $39.8 million and $41.9 million, respectively.

Amounts attributable to our investment in Hollywood/Texas Petrochemicals LP, for the periods presented, were as follows (in thousands):

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Balance at June 30, 2008	$2,424
Equity in Earnings	1,258
Distribution	(900)

Balance at June 30, 2009	2,782
Equity in Earnings	1,407
Distribution	(1,528)

Balance at June 30, 2010	2,661
Equity in Earnings	472
Distribution	(400)

Balance at December 31, 2010	2,733
Equity in Earnings	1,263
Distribution	(1,425)

Balance at December 31, 2011	$2,571

Intangible Assets

Changes in the carrying amount of our intangible assets, for the periods presented, were as follows (in thousands):

	Intangible assets	Accumulated amortization	Carrying value
Balance at June 30, 2008	$4,601	$(158)	$4,443
Amortization	—	(44)	(44)
Technology license additions	1,619	—	1,619

Balance at June 30, 2009	6,220	(202)	6,018
Amortization	—	(44)	(44)

Balance at June 30, 2010	6,220	(246)	5,974
Amortization	—	(21)	(21)

Balance at December 31, 2010	6,220	(267)	5,953
Amortization	—	(44)	(44)

Balance at December 31, 2011	$6,220	$(311)	$5,909

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The gross carrying amounts and accumulated amortization of intangible assets, as of the dates presented, were as follows (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
December 31, 2010
Technology license	$5,499	$—	$5,499
Patents	721	(267)	454

	$6,220	$(267)	$5,953

December 31, 2011
Technology license	$5,499	$—	$5,499
Patents	721	(311)	410

	$6,220	$(311)	$5,909

Future estimated amortization expense for calendar years ending December 31, are as follows (in thousands):

2012	$44
2013	44
2014	44
2015	44
2016	44

Other assets, as of the dates presented, were as follows (in thousands):

	December 31,
	2011	2010
Debt issuance costs	$9,556	$12,494
Deferred turnaround cost	11,376	11,651
Other deferred costs	14,635	18,801

	$35,567	$42,946

During calendar 2011, debt issuance costs decreased by $2.9 million due to the amortization of costs incurred in connection with the October 5, 2010 issuance and sale of the Notes and costs incurred in connection with the Revolving Credit Facility (the “Revolving Credit Facility”), discussed in Note F.

The decrease in other deferred costs consists primarily of amortization pre-payments that created long-term contractual assets, which will be amortized over the term of the related contracts.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued liabilities, as of the dates presented, were as follows (in thousands):

	TPCGI		TPCGLLC
	December 31,		December 31,
	2011	2010	2011	2010
Accrued payroll and benefits	$8,631	$6,123	$8,631	$6,123
Accrued freight	3,942	3,755	3,942	3,755
Accrued interest	7,869	7,166	7,869	7,166
Federal and state income tax	2,146	868	2,146	868
Property and sales tax	7,458	7,527	7,458	7,527
Deferred revenue	2,973	3,914	2,973	3,914
Other	805	1,517	770	1,481

	$33,824	$30,870	$33,789	$30,834

The difference at December 31, 2011 and 2010 between TPCGI’s and TPCGLLC’s accrued liabilities consisted of TPCGI’s Delaware franchise tax payable which was reclassified to other in 2011.

NOTE E—DISCUSSION OF CERTAIN CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME CAPTIONS

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

In July 2007, the Company discovered that a former employee, with the assistance of a non-employee conspirator, had directed unauthorized payments from our accounts to a fictitious vendor in the total amount of $13.6 million covering the period from June 2002 through July 2007. In August 2008, the former employee and his non-employee conspirator were convicted of certain crimes related to the unauthorized freight payments by the United States District Court for the Southern District of Texas.

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

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F—DEBT

Outstanding debt as of the dates presented, were as follows (in thousands):

	December 31,
	2011	2010
8 1/4% Senior Secured Notes	$350,000	$350,000
Unamortized discount on 8 1/4% Notes	(1,958)	(2,214)

Total long-term debt	$348,042	$347,786

Our financing arrangements consist principally of the 8 1/4% Senior Secured notes (the “Notes”) due October 1, 2017 and the $175 million Revolving Credit Facility (the “Revolving Credit Facility”). The Notes, as discussed below, were issued and sold on October 5, 2010 and a portion of the proceeds was used to repay the $268.8 outstanding indebtedness of the $280 million variable interest rate Term Loan (the “Term Loan”), which was scheduled to mature on June 27, 2013.

At December 31, 2011, we had total debt of $348.0 million and the ability to access the full $175.0 million of availability under the Revolving Credit Facility while still maintaining compliance with the covenants contained therein and in the indenture governing the Notes. Debt outstanding consisted entirely of the non-current amount due under the Notes. As of December 31, 2011 we were in compliance with all covenants set forth in the indenture governing the Notes and the agreement governing the Revolving Credit Facility.

The average interest rates for calendar 2011 and 2010 were 9.6% and 7.6%, respectively. Interest expense for calendar 2010 includes nine months (prior to the refinancing) of interest on the term loan, for which the rate was LIBOR plus a spread of 2.50%, three months of interest on the $350.0 million of 8  1/4% Notes. Interest expense for calendar 2011 includes a full calendar year of interest on the 8 1/4% Notes. The average interest rates for the six months ended December 31, 2010 and 2009 were 6.6% and 4.7%, respectively. The average interest rates for fiscal 2010 and 2009 were 4.8% and 5.3%, respectively.

On October 5, 2010, we used $268.8 million from the total net proceeds from the issuance and sale of the Notes to repay and terminate the Term Loan. In conjunction with repayment of the Term Loan the remaining unamortized debt issuance costs of $3.0 million were charged to interest expense.

1.	8 1/4% Senior Secured Notes

Issuance and Sale of Senior Secured Notes

On October 5, 2010, TPCGLLC issued and sold $350.0 million aggregate principal amount of the Notes. The Notes are fully and unconditionally and jointly and severally guaranteed (the “Guarantees”) initially by all of TPCGLLC’s material domestic subsidiaries. Each of the subsidiary guarantors is 100% owned by TPCGLLC, and there are no subsidiaries of TPCGLLC other than the subsidiary guarantors. TPCGLLC is a direct wholly owned subsidiary of TPCGI. TPCGI and its only other wholly owned subsidiary, Texas Petrochemicals Netherlands B.V., are neither issuers nor guarantors of the Notes. The Notes and the Guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). In accordance with the Registration Rights agreement the Notes and Guarantees were registered under the Securities Act on TPCGLLC’s Amended Registration Statement on Form S-4 filed on September 15, 2011, which became effective September 22, 2011, and the exchange was completed on October 24, 2011.

The purchase price for the Notes and Guarantees was 99.35% of their principal amount. The net proceeds from the issuance of the Notes were $339.0 million after the discount from par of $2.3 million, the underwriter discount of $7.0 million and other directly related fees and costs of $1.7 million. From the total net proceeds, $268.8 million were used on October 5, 2010 to repay the outstanding Term Loan indebtedness, as discussed above, and the remaining $70.2 million was designated to partially fund a $130.0 million distribution by TPCGLLC to TPCGI more fully discussed in Note H.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Indenture

The Notes and the Guarantees were issued pursuant to an Indenture dated as of October 5, 2010 (the “Indenture”), by and among us, the guarantors, Wilmington Trust Company, as trustee (the “Trustee”) and Deutsche Bank Trust Company Americas, as collateral agent, paying agent, registrar and authentication agent. The Notes are TPCGLLC’s senior secured obligations, rank senior in right of payment to all its future debt that is expressly subordinated in right of payment to the Notes, and rank equally in right of payment with all its existing and future debt that is not so subordinated. The Notes and the Guarantees are secured by first-priority liens on all of TPCGLLC’s and the guarantors’ assets (other than trade accounts receivable, inventory, all payments in respect thereof, and all general intangibles relating thereto which secure the Revolving Credit Facility (such collateral, the “Revolver Collateral”)), subject to certain exceptions and permitted liens. The Notes and the Guarantees are also secured by second-priority liens on all of the Revolver Collateral that secures the Revolving Credit Facility and are effectively subordinated to the obligations outstanding under the Revolving Credit Facility to the extent of the value of the Revolver Collateral.

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

Prior to October 1, 2013, TPCGLLC may redeem up to 10% of the initial aggregate principal amount of the Notes in any twelve-month period at a price equal to 103% of the aggregate principal amount thereof plus any accrued and unpaid interest thereon, if any. TPCGLLC also may redeem any of the Notes at any time prior to October 1, 2013 at a price equal to 100% of the principal amount plus a make-whole premium (as defined in the Indenture) plus accrued and unpaid interest thereon, if any.

At any time (which may be more than once) before October 1, 2013, TPCGLLC may redeem up to 35% of the aggregate principal amount of Notes with proceeds that TPCGLLC may raise from one or more equity offerings, as long as:

•	TPCGLLC pays 108.25% of the face amount of the Notes, plus accrued and unpaid interest to the date of redemption;

•	TPCGLLC redeems the Notes within 120 days of completing the equity offering; and

•	at least 65% of the aggregate principal amount of Notes issued remains outstanding after such redemption.

If a change of control occurs with respect to TPCGLLC or TPCGI, TPCGLLC must give holders of the Notes the opportunity to sell TPCGLLC their Notes at 101% of their face amount, plus accrued and unpaid interest.

The Indenture contains covenants that, among other things, limit TPCGLLC’s ability and the ability of its restricted subsidiaries to:

•	pay dividends or distributions, purchase equity, prepay subordinated debt or make certain investments;

•	incur additional debt or issue certain disqualified stock and preferred stock;

•	incur additional liens on assets;

•	merge or consolidate with another company or sell all or substantially all assets;

•	enter into transactions with affiliates; and

•	allow to exist certain restrictions on the ability of the guarantors to pay dividends or make other payments to TPCGLLC.

Upon an Event of Default (as defined in the Indenture), the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the entire principal of all the Notes to be due and payable immediately. As of December 31, 2011 and at all times since its origination on October 5, 2010 TPCGLLC was in compliance with all Note covenants.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Registration and Exchange of Notes

On October 5, 2010, TPCGLLC and the guarantors entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers of the Notes. Pursuant to the Registration Rights Agreement, on September 22, 2011, TPCGLLC and the guarantors registered notes having substantially identical terms as the Notes under the Securities Act as part of an offer to exchange freely tradable exchange notes for the Notes. On October 24, 2011, TPCGLLC and the guarantors caused the exchange offer to be completed by issuing the exchange notes for the Notes. TPCGLLC did not complete the exchange offer within 300 days after the October 5, 2010 issue date and was obligated to pay additional interest of $0.2 million on the notes from August 1, 2011 through October 24, 2011.

At December 31, 2011 the Notes had a carrying value of $348.0 million and a fair value of approximately $350.0 million.

2.	Revolving Credit Facility

TPCGLLC is a party to a revolving credit facility in the amount of $175 million, subject to borrowing base calculations, that matures on April 29, 2014. Availability under the Revolving Credit Facility is limited to the borrowing base, comprised of 85% of eligible accounts receivable and 65% of eligible inventory, as redetermined monthly. Up to $30 million of the facility may be used for the issuance of letters of credit. The Revolving Credit Facility also includes an accordion feature under which the lenders may agree, upon TPCGLLC’s request, to increase their commitments to an aggregate amount not to exceed $200 million.

On September 22, 2010, TPCGLLC amended the Revolving Credit Facility to permit (i) the refinancing of the Term Loan through the sale of Notes discussed above, and (ii) subject to the terms of an Intercreditor Agreement, the existence of liens on TPCGLLC’s property to secure the Notes. Other material terms of the Revolving Credit Facility, including the aggregate principal amount, interest rates and the maturity date, were not affected by the amendment and remain substantially the same. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2011.

Amounts borrowed under the Revolving Credit Facility bear interest, at TPCGLLC’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit agreement governing the Credit Facility) plus 3.00% to 3.75%, or (b) the base rate (as described below) plus 2.00% to 2.75%, in each case depending on the ratio of TPCGLLC’s consolidated debt to consolidated EBITDA (as defined in the credit agreement governing the Credit Facility), with a lower leverage ratio resulting in lower rates. The base rate equals the highest of (i) the administrative agent’s prime lending rate, (ii) the Federal Funds Rate plus 1/2 of 1%, or (iii) the one-month Eurodollar Rate (as defined in the credit agreement governing the Credit Facility) plus 1%.

A commitment fee is payable on the unused portion of the Revolving Credit Facility in an amount equal to 0.50% per annum if average availability is less than 50% of the total commitments, or 0.75% per annum if average availability is 50% or more of the total commitments, in each case based on average availability during the previous fiscal quarter.

The Revolving Credit Facility is secured with a first priority lien on cash, trade accounts receivable, inventory and certain intangibles, and through cross-collateralization with the Notes, a second priority lien on all other assets, including fixed assets. The Revolving Credit Facility is guaranteed by all of the material domestic subsidiaries of TPCGLLC and provides for customary events of default.

The Revolving Credit Facility includes covenants that restrict, subject to specified exceptions, TPCGLLC’s ability to:

•	create or permit liens on assets;

•	incur additional indebtedness or issue redeemable equity securities;

•	guarantee indebtedness;

•	merge or consolidate with a third party;

•	sell or otherwise dispose of assets;

•	pay dividends or effect stock buy-backs;

•	issue or sell stock of subsidiaries;

•	make loans, investments and acquisitions;

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Although the Revolving Credit Facility restricts acquisitions, investments and the payment of dividends, respectively, acquisitions, investments and dividends are permitted, subject to restrictions under other indebtedness, if (a) pro forma current and average 90-day historical availability each exceed the greater of $50 million or 50% of the total commitments, or (b) pro forma projected, current and average 90-day historical availability each exceed the greater of $25 million or 25% of the total commitments and TPCGLLC meets a minimum consolidated fixed charge coverage ratio. Finally, the Revolving Credit Facility requires a minimum consolidated fixed charge coverage ratio should availability be less than the greater of $15 million or 15% of the total commitments. At all times during calendar 2011, the six months ended and as of December 31, 2010 and fiscal 2010 and 2009 TPCGLLC was in compliance with all covenants of the Revolving Credit Facility.

NOTE G—FAIR VALUE AND DERIVATIVE FINANCIAL INSTRUMENTS

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

As of December 31, 2011 and 2010, we had no outstanding assets or liabilities measured at fair value on a recurring basis except for the fair value of the plan assets which was measured using quoted prices in active markets (Level 1).

Inventory is periodically valued at fair value. We typically derive its fair value from the subsequent month’s expected sales price which we determine to be level 3 inputs.

2.	Derivative Financial Instruments

The nature of our business involves market and financial risks. Specifically, we are exposed to commodity price risks and interest rate fluctuations on any outstanding borrowings under the Revolving Credit Facility. We have elected, from time to time, to manage commodity price risks and interest rate fluctuations with commodity swap, interest rate swap, and interest rate cap instruments. We have not previously designated any of our derivative instruments as hedges; consequently, changes in the fair values have been recognized in earnings in the period in which the changes occurred.

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

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We were not party to any derivative financial instruments at December 31, 2011 or December 31, 2010 or at any time during the six months ended December 31, 2010 or calendar 2011. Consequently, we incurred no realized or unrealized gains or losses related to derivative financial instruments during calendar 2011 and the six months ended December 31, 2010.

The amount of all gains and losses recognized in income on derivatives not designated as hedging instruments, for the periods presented, were as follows (in thousands):

	Location of (Gains) Losses Recognized	Calendar Year Ended	Fiscal Year Ended June 30,
Description	in Income on Derivatives	December 31, 2010	2010	2009
		(Unaudited)
Interest Rate Cap	Unrealized (gain) loss on derivatives	$—	$—	$22
Interest Rate Swap	Unrealized (gain) loss on derivatives	(2,092)	(3,464)	3,688
	Interest expense	2,128	4,175	1,489
Commodity Swaps	Cost of sales	—	652	(3,641)

		$36	$1,363	$1,558

NOTE H—DISTRIBUTION TO PARENT—TPCGLLC

A portion of the proceeds of the October 5, 2010 issuance and sale of the Notes, along with cash on hand, was used to fund a $130.0 million distribution by TPCGLLC to TPCGI to be used by TPCGI for dividends, stock repurchases or other returns of capital to its stockholders. The $130.0 million distribution was made in installments as follows (in millions):

Distribution Date	Amount
December 30, 2010	$61.4
March 4, 2011	5.0
March 14, 2011	63.6

$130.0

TPCGI used the December 30, 2010 installment of $61.4 million to purchase 2,154,188 shares of its common stock at a price of $28.50 per share in conjunction with its modified “Dutch auction” tender offer that expired on December 23, 2010.

On September 30, 2011 and October 31, 2011, in accordance with conditions set forth in the Revolving Credit Facility and the indenture governing the Notes, additional distributions of $15.0 million and $16.0 million, respectively, were made by TPCGLLC to TPCGI.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I—PURCHASE OF SHARES—TPCGI

On November 8, 2010, TPCGI commenced a modified “Dutch auction” tender offer to purchase for cash shares of its common stock having an aggregate purchase price of no more than $130 million. The original offer expired on December 8, 2010 and, on December 9, 2010, TPCGI amended the offer to increase the price range and extend the expiration date to December 23, 2010. On December 30, 2010, TPCGI announced the final results of the tender offer in which TPCGI purchased 2,154,188 shares of its common stock at a price of $28.50 per share, for a total cost of $61.4 million. The shares purchased pursuant to the tender offer represented approximately 11.8% of the total number of TPCGI shares issued and outstanding as of October 1, 2010. The purchase of the shares was funded with proceeds from a distribution from TPCGLLC to TPCGI. TPCGI also incurred directly related fees and other costs of $1.1 million. The shares purchased in December 2010 in accordance with the tender offer were retired immediately and the cost to acquire the shares was allocated to TPCGI’s additional paid-in capital and retained earnings.

On March 3, 2011, TPCGI announced that its Board of Directors approved a stock repurchase program for up to $30.0 million of TPCGI’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate TPCGI to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by TPCGI’s Board of Directors without prior notice. During the first quarter of 2011, TPCGI purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. During the third quarter of 2011, TPCGI purchased 352,259 shares under the program in the open market at an average of $23.53 per share, for a total of $8.3 million. Total shares purchased during calendar 2011 under the program were 634,791 shares at an average of $25.33 per share, for a total of $16.1 million. As of December 31, 2011, the remaining amount available for stock purchases under the program was $13.9 million. Subsequent to December 31, 2011, through the filing date of this Annual Report on Form 10-K, there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

NOTE J—EARNINGS PER SHARE—TPCGI

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

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Basic and diluted earnings per share were computed for the periods presented as follows (in thousands, except per share amounts):

	Calendar Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2011	2010	2010	2009	2010	2009
		(Unaudited)		(Unaudited)
Basic earnings per share:
Net income (loss) available to common shareholders	$36,695	$30,528	$12,065	$12,079	$30,541	$(22,778)

Weighted average common shares outstanding	15,939	18,119	18,258	17,880	17,928	17,714

Basic earnings (losses) per share	$2.30	$1.68	$0.66	$0.68	$1.70	$(1.29)

Diluted earnings per share:
Net income (loss) available to common shareholders	$36,695	$30,528	$12,065	$12,079	$30,541	$(22,778)

Weighted average common shares outstanding	15,939	18,119	18,258	17,880	17,928	17,714
Add: Common stock equivalents:
Stock options and restricted stock	106	33	62	—	2	—

Diluted weighted average common shares outstanding	16,045	18,152	18,320	17,880	17,930	17,714

Diluted earnings (losses) per share	$2.28	$1.68	$0.66	$0.68	$1.70	$(1.29)

Anti-dilutive stock options not included in the calculation of common stock equivalents	80	11	11	1,166	246	1,467

Average grant price of stock options not included in calculation of common stock equivalents	$28.55	$28.25	$28.25	$17.37	$25.23	$18.24

On December 30, 2010, TPCGI completed the purchase in a tender offer of 2,154,188 shares of TPCGI’s common stock. Had the shares been purchased at the beginning of the calendar 2010, the impact would have been to increase diluted earnings per share by approximately $0.09 per share. Because the purchase of the shares occurred on December 30, 2010, the impact on shares outstanding was minimal and resulted in no significant impact on earnings per share for the calendar 2010 or the six months ended December 31, 2010. Under the $30.0 million stock repurchase program, discussed in Note I above, TPCGI purchased 282,532 shares during the first quarter of 2011 and 352,259 shares during the third quarter of 2011 for a total of 634,791 of TPCGI’s shares. Had the shares been purchased at the beginning of calendar 2011, the impact would have been to increase diluted earnings per share by approximately $0.05 per share.

NOTE K—INCOME TAXES

Income tax provision differences between TPCGI and TPCGLLC related to minor differences in pretax income and Delaware franchise taxes.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred tax assets and liabilities consist of tax effects of temporary differences and net operating loss and credit carry-forwards as shown below as of the dates presented (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Loss and credit carry-forwards	$—	$2,768
Accrued and other expenses	4,564	4,953
Inventory	1,502	2,377
Debt conversion cost	—	2,130
Stock award plans	1,029	610
Investment in limited partnership	—	124
Deferred revenue	1,041	1,370

	8,136	14,332

Deferred tax liabilities:
Property, plant and equipment	(125,859)	(118,564)
Deferred turnaround costs	(4,295)	(4,391)
Prepaid expenses	(1,265)	(1,538)
Intangible assets	(523)	(393)
Investment in limited partnership	(4)	—

	(131,946)	(124,886)

Net deferred tax liability	$(123,810)	$(110,554)

We file a consolidated federal tax return and state tax returns in Texas and Louisiana.

In August 2008, the Internal Revenue Service (IRS) completed an audit of tax years ended June 30, 2006 and 2007, and we received a Form 4549 from the IRS confirming that there were no changes to the tax returns filed for those years or the amounts of taxes paid or refunded. In October 2011, we were notified by the IRS that audits of tax years ended June 30, 2008 and 2009 would be conducted during the first half of 2012, and in January 2012 we responded to the initial information request. There has been no further correspondence with the IRS regarding the audit through the date of filing this Annual Report on Form 10-K. We expect the outcome of the audit will have little or no impact on our financial statements.

In March 2008, the Texas State Comptroller of Public Accounts completed a franchise tax audit for the period January 1, 2005 through December 31, 2007, and we received notification from the State of Texas that no additional taxes are due for this period. In October 2010 we were notified by the Texas State Comptroller of Public Accounts that during 2011 they would perform a routine franchise tax audit through our fiscal year ended June 30, 2009, and that audit is still in process as of the filling date of this Annual Report on Form 10-K. We do not believe that additional taxes, due or refundable for the periods under audit, will be material.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our income tax expense (benefit) was comprised of the following for the periods presented (in thousands):

	Calendar Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2011	2010	2010	2009	2010	2009
		(unaudited)		(unaudited)
Current:
Federal	$4,690	$73	$131	$(39,776)	$(38,402)	$(6,849)
State	931	742	427	165	481	164
Deferred
Federal	13,101	14,506	4,626	47,849	56,297	(5,256)
State	155	475	58	—	416	288

Total expense (benefit) for income taxes	$18,877	$15,796	$5,242	$8,238	$18,792	$(11,653)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for this difference are as follows for the periods presented (in thousands):

	Calendar Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2011	2010	2010	2009	2010	2009
		(unaudited)		(unaudited)
Income (loss) before income taxes	$55,572	$46,324	$17,307	$20,317	$49,333	$(34,431)

Statutory federal income tax rate	35%	35%	35%	35%	35%	35%
Computed “expected” federal income tax (benefit)	19,450	16,213	6,057	7,111	17,267	(12,051)
Increase (decrease) in tax resulting from:
Credit for increasing research and development activities	(555)	(902)	(902)	—	—	—
Loss of domestic production deduction as a result of 2009 NOL carry-back	—	—	—	950	950	—
Domestic production deduction—current year	(968)	(229)	(229)	—	(123)	—
State tax, net of federal benefit	706	791	316	107	583	294
Other, net	244	(77)	—	70	115	104

Total income tax expense (benefit)	$18,877	$15,796	$5,242	$8,238	$18,792	$(11,653)

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

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE L—SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest and taxes, for the periods presented, were as follows (in thousands):

	Calendar Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2011	2010	2010	2009	2010	2009
		(unaudited)		(unaudited)
Interest payments, net	$31,368	$11,554	$4,088	$5,534	$17,322	$15,770
Income tax payments (refunds), net	15,502	(36,242)	1,975	70	(38,148)	(5,162)

The income tax refund amounts for calendar 2010 and fiscal 2010 include the fiscal 2009 NOL carry-back refund of $39.8 million received in February 2010.

NOTE M—COMMITMENTS AND CONTINGENCIES

We lease tank cars, barges, tug boats and other equipment under non-cancelable operating leases expiring on various dates through July 2026. The future minimum lease payments under non-cancelable operating leases, in excess of one year, at December 31, 2011 consisted of the following (in thousands):

2012	$21,954
2013	20,581
2014	18,720
2015	14,928
2016	10,295
Thereafter	67,207

$153,685

Total rent expense was $13.4 million and $12.2 million for calendar 2011 and 2010, respectively, $6.1 million for the six months ended December 31, 2010 and 2009, respectively, and $12.0 million and $12.8 million for fiscal 2010 and 2009, respectively.

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

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our contractual arrangements with our customers and suppliers are typically very complicated and can include, for example, complex index based pricing formulas that determine the price for our feedstocks or finished products. Due to the complicated nature of our contractual arrangements, we can, from time to time, be involved in disputes with our customers and suppliers regarding the interpretation of these contracts, including the index-based pricing formulas. These disputes occur in the normal course of our business, seldom result in actual formal litigation, and are typically resolved in the context of the broader commercial relationship that we have with the customer or supplier. As described above, we record reserves for contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable. Management’s judgment may prove materially inaccurate, and such judgment is subject to the uncertainty of the dispute resolution or litigation process. As of December 31, 2011 we had not recognized any reserves related to unresolved disputes with customers and suppliers as there were no outstanding disputes.

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

We are committed to maintaining compliance with applicable environmental, health, safety (including process safety) and security (“EHS&S”) legal requirements, and we have developed policies and management systems intended to identify the various EHS&S legal requirements applicable to our operations and facilities. We endeavor to enhance and assure compliance with applicable requirements, ensure the safety of our employees, contractors, community neighbors and customers, and minimize the generation of wastes, the emission of air contaminants and the discharge of pollutants. These EHS&S management systems also serve to foster efficiency and improvement and to reduce operating risks.

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

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Water Discharges. The federal CWA and comparable state statutes, laws, and regulations impose restrictions and strict controls with respect to the discharge of pollutants in waste water and storm water, including spills and leaks of oil and other substances, into regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the United States Environmental Protection Agency (the “EPA”) or an analogous state agency. Spill prevention, control and countermeasure requirements may require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. Regulatory agencies can also impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

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

In 2011, the EPA adopted new rules establishing new Maximum Achievable Control Technology (MACT) requirements for industrial boilers that are major sources of air pollutants, as well as new rules regulating emissions of air pollutants from commercial and industrial solid waste incineration (CISWI) units. The EPA also adopted new rules regarding how it defines “solid waste” for purposes of determining whether the combustion of certain materials, such as a waste gas stream at an industrial plant, is regulated under the MACT standard or as a CISWI unit. While the EPA has announced that it is reconsidering certain portions of these 2011 rules, the new rules could establish new control requirements for our operations and affect our operating costs.

Legislative and regulatory measures to address concerns that emissions of carbon dioxide, methane and other certain gases—commonly referred to as GHGs, may be contributing to warming of the Earth’s atmosphere are in various phases of discussions

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

or implementation at the international, national, regional and state levels. The petrochemical industry is a direct source of certain GHG emissions, namely carbon dioxide, and future restrictions on such emissions could impact our future operations. In the United States, federal legislation imposing restrictions on GHG is under consideration. In addition, the EPA has promulgated a series of rulemakings and other actions intended to result in the regulation of GHGs as pollutants under the CAA. In April 2010, the EPA promulgated final motor vehicle GHG emission standards, which apply to vehicle model years 2012-2016. The EPA has taken the position that the motor vehicle GHG emission standards triggered CAA permitting requirements for certain affected stationary sources of GHG emissions beginning on January 2, 2011. In May 2010, the EPA finalized the Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which phased in federal new source review and Title V permitting requirements for certain affected stationary sources of GHG emissions, beginning on January 2, 2011. For sources located in Texas, EPA has taken over the role of Prevention of Significant Deterioration permitting authority for GHGs under the terms of a Federal Implementation Plan (FIP). The addition of a separate, federal permitting authority for Texas sources alters the customary process for acquiring Prevention of Significant Deterioration permits in Texas and adds uncertainty to the permitting process. These EPA rulemakings could affect our operations and ability to obtain air permits for new or modified facilities.

Furthermore, in 2010, EPA regulations became effective that require monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements. Following a six-month extension issued by the EPA, the first emissions reports required under the new rule were due on or before September 30, 2011 and we timely submitted such reports accordingly. Although this new rule does not control GHG emission levels from any facilities, it will cause us to incur monitoring and reporting costs.

Lastly, third party lawsuits have been filed against the EPA seeking to require individual companies to reduce GHG emissions from their operations or to recover damages allegedly resulting from those emissions. These and other lawsuits relating to GHG emissions may result in decisions by state and federal courts or regulatory agencies that could impact our operations and ability to obtain certifications and permits to construct future projects.

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

In addition to the requirements imposed upon us by law, we also enter into other agreements from time to time with state and local environmental agencies either to avoid the risks of potential regulatory action against us or to implement improvements that exceed current legal requirements. To that end, in January 2009, we signed an Agreed Corrective Action Order (“ACAO”) with the Texas Commission on Environmental Quality (“TCEQ”) that will require us to reduce our emissions of butadiene and other volatile organic compounds at our Houston facility:

•

The ACAO was approved by the TCEQ Commissioners in April 2009 following a public agenda hearing. The ACAO obligates us to undertake a five-year, $20 million incremental spending program on projects designed to enhance environmental performance that would not normally have been done as part of routine maintenance at our Houston facility. We expect to implement the required measures and incur the incremental spending through a combination of (a) increases in our annual maintenance and capital expenditures throughout the five-year period and (b) additional expenditures in connection with our regularly scheduled turnarounds (typically occurring every three to four years). We expect to fund the incremental expenditures from our operations and/or from borrowings under the Revolving Credit Facility and do not expect

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the expenditures to have a material impact on our operations or liquidity. As of November 2011, our expenditures on enhanced environmental performance projects in satisfaction of our obligation under the ACAO totaled approximately $7.8 million. We are currently in negotiation with the TCEQ for inclusion of additional project spending towards the obligation. In the ACAO, we also commit to reduce emissions of volatile organic compounds from discrete emissions events at our Houston facility on a rolling twelve-month basis by more than thirty-five percent of annual pre-ACAO levels. We are currently in compliance with all requirements in the ACAO.

Chemical Product Safety Regulation. The products we make are subject to laws and regulations governing chemical product safety, including the federal Toxic Substances Control Act (“TSCA”) and chemical product safety laws in jurisdictions outside the United States where our products are distributed. The goal of TSCA is to prevent unreasonable risks of injury to health or the environment associated with the manufacture, processing, distribution in commerce, use or disposal of chemical substances. Under TSCA, the EPA has established reporting, record-keeping, testing and control-related requirements for new and existing chemicals with which we must comply. In September 2009, the EPA initiated a comprehensive approach to enhance the management of chemicals under TSCA and announced principles for strengthening U.S. chemical management laws. Changes in chemicals management regulations or laws could impose additional regulatory burdens and costs on us and others in the industry. In December 2006, the European Union adopted a new regulatory framework concerning the Registration, Evaluation and Authorization of Chemicals (known as REACH), which became effective on June 1, 2007. One of its main objectives is the protection of human health and the environment. REACH requires manufacturers and importers to gather information on the properties of their substances that meet certain volume or toxicological criteria and register the information in a central database to be maintained by the European Chemical Agency in Finland. REACH also contains a mechanism for the progressive substitution of the most dangerous chemicals when suitable alternatives have been identified. We met the deadline of December 1, 2008 for the pre-registration of those chemicals manufactured in, or imported into, the European Economic Area in quantities of one metric ton or more that were not otherwise exempted. Complete registrations containing extensive data on the characteristics of the chemicals will be required in three phases, depending on production usage or tonnage imported per year, and the toxicological criteria of the chemicals. The first registrations were required in 2010; subsequent registrations are due in 2013 and 2018. We registered five chemicals in 2010 to meet our initial obligations under REACH. The toxicological criteria considered for registration determinations are carcinogenicity, mutagenicity, reproductive toxicity (category 1 and 2), and aquatic toxicity. Beginning June 1, 2011, companies were required to notify the European Chemicals Agency of products containing above 0.1 percent of substances of very high concern on the candidate list for authorization. None of our products contain substances of very high concern on the candidate list for authorization, and therefore we were not required to report for this deadline. By June 1, 2013, the European Commission will review whether substances with endocrine disruptive properties should be authorized if safer alternatives exist. By June 1, 2019, the European Commission will determine whether to extend the duty to warn from substances of very high concern to those that could be dangerous or unpleasant. We do not expect that the costs to comply with current chemical product safety requirements or REACH will be material to our financial condition, results of operations or cash flows. It is possible that other regions in which we operate could follow the European Union approach and adopt more stringent chemical product safety requirements.

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

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Security Regulation. We are subject to the requirements of the United States Department of Homeland Security’s Chemical Facility Anti-Terrorism Standard (CFATS) at our Baytown facility and the Marine Transportation Security Act (“MTSA”) at our Houston, Port Neches, and Lake Charles facilities. These requirements establish minimum standards for security at chemical facilities and marine-based chemical facilities, respectively. For our facilities at Houston and Lake Charles that were subject to the requirements of the MTSA, we are implementing modifications through Federal Emergency Management Agency (FEMA) federal grant programs that cover various percentages of the upgrades ranging from 50 to 100 percent. The Port Neches facility has applied for funding for similar facility improvements and approval is pending. For the Baytown facility, the site security plan is under review by the Department of Homeland Security.

NOTE N—EMPLOYEE BENEFITS

1.	Retirement Plan

We sponsor a defined contribution plan that is available to all full-time employees after the first day of the month following their employment date. Employees can contribute up to 25% of their base compensation to a tax-deferred fund not to exceed $16,500 for 2011, 2010 and 2009. We match at the rate of one dollar for each dollar contributed by the employee up to 5% of such employee’s base compensation and company contributions vest immediately. Our expense to match employee contributions during calendar 2011 and 2010 was $3.5 million and $3.2 million, respectively. Our expense to match employee contributions during the six months ended December 31, 2010 and 2009 was $1.1 million and $1.0 million, respectively, and our expense to match employee contributions was $2.1 million and $2.0 million for fiscal 2010 and 2009, respectively. Additionally, we made discretionary quarterly contributions to the plan of $1.2 million, $1.0 million, $0.5 million, $0.5 million, $1.0 million and $0.5 million for calendar 2011 and 2010, the six months ended December 31, 2010 and 2009 and fiscal 2010 and 2009, respectively.

2.	Stock Compensation Plans

In December 2004, stockholders of TPCGI approved the 2004 Stock Award Plan (the “2004 Plan”). In March 2006, TPCGI amended the 2004 Plan to authorize up to an additional 788,433 shares of TPCGI common stock under the 2004 Plan. The 2004 Plan authorized 2,613,317 shares of TPCGI common stock in the form of 1,331,722 stock options and 1,281,595 restricted stock awards for issuance to certain of its directors, officers and employees. The stock option and restricted stock awards under the 2004 Plan vest in a period of five years or less. While the 2004 Plan expired on its own terms effective December 15, 2010 for purposes of new grants, certain awards remain in effect after the 2004 Plan’s expiration date, per the terms of the award agreements.

In November 2008, stockholders of TPCGI approved the 2009 Long-Term Incentive Plan (the “2009 Plan”), which authorizes up to 1,125,000 shares of common stock for awards granted in whole or in part, in common stock, including rights or options which may be exercised for or settled in TPCGI common stock. Awards under the 2009 Plan vest over a period of ten years or less, per the terms of the award agreements. The 2009 Plan expires on its own terms effective November 11, 2018 for purposes of new grants.

As of December 31, 2011, grants issued under the 2009 Plan consisted of Restricted Stock awards, Performance Unit awards, Restricted Stock Units and Stock Appreciation Rights. Restricted Stock awards are participating awards and vest over a period of one year or less and Performance Unit awards cliff vest over a period of three years. The number of shares to be issued under each Performance Unit award tranche will vary depending on the trailing three year average return on invested capital ending on its vesting date of the award. Depending on the terms of the award, Restricted Stock Units either cliff vest or vest ratably over three years and Stock Appreciation Rights cliff vest over three years.

The following table summarizes the activity under the 2004 Plan and 2009 Plan for calendar 2011, the six months ended December 31, 2010 and fiscal 2010 and the number of stock awards that were available and outstanding at December 31, 2011 and 2010 and June 30, 2010:

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2004 Stock Award Plan			2009 Long Term Incentive Plan
	Available	Stock options	Restricted stock	Available	Stock Appreciation Rights	Performance unit awards	Restricted stock units	Restricted stock
Balance at June 30, 2009	9,804	1,172,099	295,398	1,125,000	—	—	—	—

Granted	—	—	—	(190,823)	—	98,195	38,280	54,348
Forfeited/cancelled	658,230	(604,786)	(53,444)	—	—	—	—	—
Exercised/vested	—	(298,446)	(217,219)	—	—	—	—	—

Balance at June 30, 2010	668,034	268,867	24,735	934,177	—	98,195	38,280	54,348

Granted	—	—	—	(5,448)	—	—	—	5,448
Forfeited/cancelled	141,042	(121,791)	(2,000)	8,746	—	(8,746)	—	—
Plan expiration—December 15, 2010	(809,076)	—	—	—	—	—	—	—
Exercised/vested	—	(82,700)	(12,800)	—	—	—	—	(54,348)

Balance at December 31, 2010	—	64,376	9,935	937,475	—	89,449	38,280	5,448

Granted	—	—	—	(234,525)	103,774	43,368	77,350	10,033
Forfeited/cancelled	—	(2,000)	(1,635)	40,120	—	(29,275)	(10,845)	—
Exercised/vested	—	(39,567)	(7,700)	—	—	—	(23,036)	(5,448)

Balance at December 31, 2011	—	22,809	600	743,070	103,774	103,542	81,749	10,033

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

Stock-based compensation expense for calendar 2011 and 2010 was $1.8 million, $1.3 million, respectively, the six months ended December 31, 2010 and 2009 was $0.7 million and $0.6 million, respectively, and for fiscal 2010 and 2009 was $1.2 million and $7.1 million, respectively. Stock-based compensation expense was recorded as a component of general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income. The fair value of the shares that vested during calendar 2011 was $0.8 million. The tax benefits related to stock-based compensation included in income tax expense for calendar 2011 and 2010, the six months ended December 31, 2010 and 2009, and for fiscal 2010 and 2009, was $0.6 million, $0.4 million, $0.3 million, $0.2 million, $0.4 million, and $2.5 million, respectively.

The tax deduction related to stock-based compensation for calendar 2011 will be approximately $1.0 million.

Tax benefit windfalls are reported in the Consolidated Statements of Cash Flows as inflows from financing activities, with offsetting outflows from operating activities, and tax benefit shortfalls are reported as outflows from operating activities. The tax benefit windfall for calendar 2011 and 2010 was $0.1 million and $0.9 million, respectively, the six months ended December 31, 2010 and 2009 was $0.5 million and $0.0 million, respectively, and for fiscal 2010 and 2009 were $0.3 million and $0.2 million, respectively. The tax benefit shortfall for calendar 2011 and 2010 was $0.0 and $1.9 million, respectively, for the six months ended December 31, 2010 and 2009 was $0.6 million and $0.0 million, respectivly, and for fiscal 2010 and 2009 were $1.4 million and $0.6 million, respectively.

The fair value of options and stock appreciation rights granted is estimated on the date of grant using a Black-Scholes option pricing model. The expected term of the options is based on evaluations of historical and expected future employee exercise

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

behavior. The risk-free interest rate is based on the U.S. Treasury rate at the date of grant with maturity dates approximately equal to the expected life at the grant date. Because we believe our peer group offers a representative sample of stock price volatility over the past five years, which may be used to estimate our future stock price volatility, we selected the median volatility among our peers that had at least a five year trading history for our expected volatility. TPCGI has not historically paid any dividends.

Provided below are the weighted average assumptions that were used to estimate fair value of the options and stock appreciation rights granted in the periods presented. No options were granted during any period presented in this Annual Report on Form 10-K.

	Calendar Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2011	2010	2010	2009
Expected term (years)	3	N/A	N/A	N/A
Risk-free interest rate	1.948%	N/A	N/A	N/A
Volatility	59.97%	N/A	N/A	N/A
Dividend yield	0.0%	N/A	N/A	N/A

The following table summarizes the components of our stock-based compensation programs recorded as expense for the periods shown (in thousands):

	Calendar Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2011	2010	2010	2009	2010	2009
		(Unaudited)		(Unaudited)
Restricted stock, restricted stock units and performance units:
Pretax compensation expense	$1,513	$1,101	$667	$410	$1,057	$5,460
Tax benefit	(530)	(385)	(233)	(144)	(370)	(1,911)

Expense, net of tax	983	716	434	267	687	3,549

Stock options and stock appreciation rights:
Pretax compensation expense	333	155	33	206	129	1,680
Tax benefit	(117)	(54)	(12)	(72)	(45)	(588)

Expense, net of tax	216	101	21	134	84	1,092

Total stock based compensation:
Pretax compensation expense	1,846	1,256	700	616	1,186	7,140
Tax benefit	(646)	(440)	(245)	(216)	(415)	(2,499)

Expense, net of tax	$1,200	$816	$455	$400	$771	$4,641

As of December 31, 2011, we had unrecognized compensation cost of $3.9 million related to restricted stock, restricted stock units and performance unit awards and $1.2 million remaining cost related to stock appreciation rights. The unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 2.0 years for the restricted stock, restricted stock units and performance unit awards and over 3.0 years with respect to stock appreciation rights (“SARS”).

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the option activity under the 2004 Plan for calendar 2011 and the status as of December 31, 2011:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Exercisable at December 31, 2010	64,376	$24.64
Canceled	(2,000)	26.00
Exercised	(39,567)	23.77

Outstanding at December 31, 2011	22,809	$26.03	0.5	$—

Fully vested and expected to vest at December 31, 2011	22,809	$26.03	0.5	$—

Exercisable at December 31, 2011	22,809	$26.03	0.5	$—

The following table summarizes stock appreciation rights activity under the 2009 Plan for calendar 2011 and the status as of December 31, 2011:

	Number of Stock Appreciation Rights	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Exercisable at December 31, 2010	—	$—
Granted—SARS	103,774	26.66
Canceled	—	—
Exercised	—	—

Outstanding at December 31, 2011	103,774	$26.66	3.5	$71,797

Fully vested and expected to vest at December 31, 2011	103,774	$26.66	3.5	$71,797

Exercisable at December 31, 2011	—	$—	—	$—

The weighted average grant-date fair value of SARS granted during calendar 2011 was $14.84. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The aggregate intrinsic value represents the aggregate amount by which our closing stock price on the last trading day of fiscal 2011 exceeded the exercise price of each outstanding stock option. Aggregate intrinsic value will change based on the fair market value of TPCGI’s stock. The total intrinsic value of stock options exercised during calendar 2011, the six months ended December 31, 2010, and fiscal 2010 and 2009 was $0.3 million, $0.7 million, $2.0 million and $0.0 million, respectively.

We received cash from options exercised during calendar 2011, 2010, the six months ended December 31, 2010 and 2009 and fiscal 2010 and 2009, of $1.0 million, $4.8 million, $1.7 million, $0.0 million, $3.0 million and $0.0 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Provided below, as of the dates presented, were the components of the changes in the benefit obligation and plan assets and, as of the dates presented, a reconciliation of the funded status to the assets and liabilities recognized in the Consolidated Balance Sheets (in thousands):

	December 31,
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of period	$5,086	$4,776
Service cost	1,079	662
Interest cost	268	125
Actuarial loss (gain)	754	(431)
Benefit payments	(45)	(46)

Benefit obligation at end of period	7,142	5,086

Change in plan assets:
Fair value of plan assets at beginning of period	5,115	3,522
Actual return on plan assets	(137)	845
Employer contributions	1,358	798
Benefit payments	(44)	(46)
Expenses	(16)	(4)

Fair value of plan assets at end of period	6,276	5,115

(Unfunded) funded status, end of period	$(866)	$29

Reconciliation of accrued liability:
Accrued liability at beginning of period	$(81)	$(170)
Net periodic pension cost for the period	(1,031)	(709)
Employer contributions	1,358	798

	246	(81)
Accumulated amounts recognized in OCI (before tax)	(1,112)	110

Total (liability) asset recognized in Consolidated Balance Sheets	$(866)	$29

The pension liability at December 31, 2011 was recorded in accrued liabilities and the pension asset at December 31, 2010 was recorded in other assets.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Provided below, for the periods presented, were the components of net pension expense (in thousands):

	Calendar Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2011	2010	2010	2009	2010	2009
		(Unaudited)		(Unaudited)
Components of net pension expense:
Service cost	$1,079	$1,325	$662	$664	$1,325	$1,334
Interest cost	268	235	125	110	220	128
Expected return on assets	(316)	(177)	(108)	(70)	(138)	(81)
Amortization of actuarial loss	—	58	30	28	57	12

	$1,031	$1,441	$709	$732	$1,464	$1,393

The projected net pension expense for the year ending December 31, 2012 consists of the following components (in thousands):

Service cost	$993
Interest cost	295
Expected return on assets	(380)
Amortization of actuarial loss	45

$953

The following actuarial assumptions were used to determine benefit obligations as of the dates presented:

	December 31,
	2011	2010
Discount rate	4.40%	5.45%
Rate of compensation increase	4.50%	4.50%

The following actuarial assumptions were used to determine net periodic benefit cost for the periods presented:

	Calendar Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2011	2010	2010	2009	2010	2009
Discount rate	5.54%	N/A	5.45%	N/A	6.20%	6.82%
Expected return on plan assets	6.50%	N/A	6.50%	N/A	6.50%	6.50%
Rate of compensation increase	4.50%	N/A	4.50%	N/A	4.50%	4.50%

The measurement date for our defined benefit pension plan is as of the end of our fiscal year. Our pension plan assets are managed by outside investment managers. Our investment strategy with respect to pension plan assets is to maximize returns while preserving principal. At December 31, 2011, pension plan assets were invested 80.0% in equity mutual funds, 17.3% in fixed income mutual funds and 2.7% in cash equivalents. The expected return on assets assumption was determined based on the anticipated performance of the various asset classes in the plan’s portfolio.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Provided below, for the periods presented, are benefit payments expected to be paid to eligible plan participants under our defined benefit pension plan (in thousands):

2012	871
2013	333
2014	598
2015	527
2016	892
2017—thereafter	6,285

NOTE O—CONCENTRATION RISKS

We had sales to customers outside the United States during calendar 2011 and 2010 of $114.4 million and $118.8 million, respectively, during the six months ended December 31, 2010 and 2009 of $38.0 million and $44.0 million, respectively, and for fiscal 2010 and 2009 we had such sales of $156.7 million and $90.5 million, respectively.

Sales to customers who accounted for at least 10% of our sales for the periods presented were as follows:

	Calendar Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2011	2010	2010	2009	2010	2009
		(Unaudited)		(Unaudited)
Firestone Polymers LLC	14%	10%	11%	*	*	*
Invista S. ar.l	*	10%	10%	*	*	*
Goodyear Tire & Rubber Company	*	*	*	12%	10%	14%

*	Less than 10% of revenue.

We perform ongoing credit evaluations of our customers and generally do not require collateral for accounts receivable. Historically, our credit losses have been minimal.

Customers who accounted for at least 10% of our accounts receivable balance, as of the dates presented were as follows:

	December 31,
	2011	2010
Goodyear-SRI Global Purchasing Company	12%	16%
Firestone Polymers LLC	12%	*
Invista S. ar.1	12%	*
SI Group Inc.	*	14%

*	Less than 10% of accounts receivable balance.

A small number of suppliers for our feedstocks account for a significant percentage of our feedstock purchases. Our top five suppliers accounted for an aggregate of 42.6%, 31.9%, 39.3%, 44.6%, 35.7% and 34.6% of our vendor purchases in calendar 2011 and 2010, the six months ended December 31, 2010 and 2009 and in fiscal 2010 and 2009, respectively.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Some of the employees at our Port Neches facility are covered by collective bargaining agreements that expire on January 31, 2015. To the extent that we experience work stoppages in the future as a result of labor disagreements, a prolonged labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

NOTE P—RELATED PARTY TRANSACTIONS

We have a 50% limited partnership interest in Hollywood/Texas Petrochemicals LP. We and Kirby Inland Marine, Inc. formed the limited partnership to operate four barges capable of transporting chemicals. During calendar 2011 and 2010, the six months ended December 31, 2010 and 2009 and fiscal years 2010 and 2009, we paid Kirby Inland Marine, Inc. $5.2 million, $12.3 million, $4.4 million, $5.8 million, $13.7 million and $16.0 million, respectively, for barge and tug boat services. As of December 31, 2011 and 2010, we owed Kirby Inland Marine, Inc. $0.1 million and $0.4 million, respectively.

NOTE Q—SEGMENT INFORMATION

We manage our business as two operating segments based on the products we offer and the markets we serve. Our organizational structure is designed to most effectively manage our business segments and service the needs of our customers. Our operating segments are the C4 Processing business and the Performance Products business.

In the C4 Processing segment, we process the crude C4 stream into several higher value components, namely butadiene, butene-1, raffinates and MTBE. In our Performance Products segment, we produce high purity isobutylene and process isobutylene to produce higher value derivative products, such as polyisobutylene and diisobutylene. We also process propylene into nonene, tetramer, and other associated by-products.

We produce steam and electricity for our own use at our Houston facility and we sell a portion of our steam production as well as excess electricity. The revenues and expenses related to sale of steam and electricity are not significant and are included in the C4 Processing segment.

The primary products produced in our C4 Processing segment and their primary uses are as follows:

•	Butadiene—primarily used to produce synthetic rubber that is mainly used in tires and other automotive products;

•	Butene-1—primarily used in the manufacture of plastic resins and synthetic alcohols;

•	Raffinates—primarily used in the manufacturing of alkylate, a component of premium unleaded gasoline; and

•	Methyl Tertiary Butyl Ether (“MTBE”)—primarily used as a gasoline blending stock.

The primary products produced in our Performance Products segment and their primary uses are as follows:

•	High purity isobutylene (“HPIB”)—primarily used in the production of synthetic rubber, lubricant additives, surfactants and coatings;

•	Conventional polyisobutylenes (“PIB”) and highly reactive polyisobutylenes (“HR-PIB”)—primarily used in the production of fuel and lubricant additives, caulks, adhesives, sealants and packaging;

•	Diisobutylene—primarily used in the manufacture of surfactants, plasticizers and resins; and

•	Nonene and tetramer—primarily used in the production of plasticizers, surfactants, and lubricant additives.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Reportable Segments

The following table provides revenues, cost of sales, operating expenses and depreciation and amortization by reportable segment for the periods presented (amounts in thousands). The amount of revenues, cost of sales, operating expenses and depreciation and amortization are the same for both TPCGI and TPCGLLC.

Financial results by operating segment for the periods presented were as follows (in thousands):

	Calendar Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2011	2010	2010	2009	2010	2009
		(unaudited)		(unaudited)
Revenues:
C4 Processing	$2,285,828	$1,516,704	$792,427	$604,410	$1,328,687	$1,061,939
Performance Products	472,687	401,360	193,078	151,515	359,797	314,935

	$2,758,515	$1,918,064	$985,505	$755,925	$1,688,484	$1,376,874

Cost of sales (1):
C4 Processing	$2,065,047	$1,338,520	$705,004	$524,384	$1,157,899	$940,798
Performance Products	389,165	311,510	150,039	124,785	286,257	253,375

	$2,454,212	$1,650,030	$855,043	$649,169	$1,444,156	$1,194,173

Operating expenses (1):
C4 Processing	$102,849	$97,849	$47,907	$46,671	$96,614	$98,442
Performance Products	40,478	37,391	19,161	18,338	36,567	33,826

	$143,327	$135,240	$67,068	$65,009	$133,181	$132,268

Depreciation and amortization:
C4 Processing	$17,899	$20,356	$10,432	$10,974	$21,629	$26,581
Performance Products	10,464	9,834	5,545	4,904	9,655	9,253
Corporate	1,411	1,475	786	584	1,281	1,157
Unallocated	10,703	7,749	2,999	3,655	7,204	4,908

	$40,477	$39,414	$19,762	$20,117	$39,769	$41,899

Operating segment earnings
C4 Processing	$100,033	$59,979	$29,084	$22,381	$52,545	$(3,882)
Performance Products	32,580	42,625	18,333	3,488	27,318	18,481

	$132,613	$102,604	$47,417	$25,869	$79,863	$14,599

(1)	Does not include depreciation and amortization expense.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Reconciliation of operating segment earnings to net income

We define operating segment earnings as segment revenues less cost of sells, operating expenses and depreciation and amortization. Depreciation and amortization on certain assets, asset impairments, business interruption insurance recoveries, and unauthorized freight recoveries cannot be reasonably allocated among the segments and are shown separately. The following table provides a reconciliation of operating segment earnings, to net income for the periods presented (in thousands):

	Calendar Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2011	2010	2010	2009	2010	2009
		(Unaudited)		(Unaudited)
Operating segment earnings	$132,613	$102,604	$47,417	$25,869	$79,863	$14,599
Unallocated and corporated depreciation and amortization	(12,114)	(9,224)	(3,785)	(4,239)	(8,485)	(6,065)
Unallocated asset impairment	—	—	—	—	—	(5,987)
Unallocated business interruption insurance recoveries	—	—	—	17,051	17,051	10,000
Unallocated unauthorized freight reoveries	—	—	—	—	—	4,694
General and adminitrative expenses	(32,550)	(29,286)	(12,735)	(13,289)	(29,840)	(32,769)
Unallocated interest and other, net	(32,377)	(17,770)	(13,590)	(5,075)	(9,256)	(18,903)
Unallocated income tax (expense) benefit	(18,877)	(15,796)	(5,242)	(8,238)	(18,792)	11,653

Net income (loss)	$36,695	$30,528	$12,065	$12,079	$30,541	$(22,778)

3. Segment Assets

Assets by segment are shown below as of the dates presented (in thousands). Assets allocated to the operating segments consist primarily of trade accounts receivable, inventories, property, plant and equipment, and intangible assets. Corporate assets primarily include cash, investment in limited partnership and other assets. Unallocated assets consist of plant assets at our Houston facility that benefit both operating segments, but are not part of a specific production unit or process.

	TPCGI December 31,		TPCGLLC December 31,
	2011	2010	2011	2010
C4 Processing	$477,515	$462,120	$477,515	$462,120
Performance Products	204,060	216,052	204,060	216,052
Corporate	152,402	126,535	69,541	128,104
Unallocated	135,723	107,471	135,723	107,471

	$969,700	$912,178	$886,839	$913,747

The difference in the corporate assets of TPCGI and TPCGLLC consists nearly 100% of cash.

4. Intersegment Sales

Inter-segment product transfers from the C4 Processing segment to the Performance Products segment are not significant and, as such, are not reported as inter-segment revenues.

5. Geographic Areas

We do not conduct operations or have long-lived assets in countries other than the United States.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE R—SUPPLEMENTAL GUARANTOR INFORMATION

On October 5, 2010, TPCGLLC issued and sold the Notes with an aggregate principal amount of $350.0 million. Under the Indenture governing the Notes, the Notes are fully and unconditionally and jointly and severally guaranteed (the “Guarantees”) initially by all of TPCGLLC’s material domestic subsidiaries. Each of the subsidiary guarantors is 100% owned by TPCGLLC, and there are no subsidiaries of TPCGLLC other than the subsidiary guarantors. TPCGLLC is a wholly owned subsidiary of TPCGI. TPCGLLC provided 100% of TPCGI’s total consolidated revenue for all periods presented and nearly 100% of TPCGI’s total consolidated noncash asset base as of December 31, 2011 and December 31, 2010. TPCGI and its only other direct wholly owned subsidiary, Texas Petrochemicals Netherlands B.V., are neither issuers nor guarantors of the Notes. Condensed consolidating financial information with respect to the guarantors is presented below. There are no significant restrictions on the ability of TPCGLLC or any subsidiary guarantor to obtain funds from its subsidiaries by dividend or loan.

The following tables set forth condensed consolidating balance sheets as of December 31, 2011 and 2010, and condensed consolidating statements of operations and statements of cash flows for calendar 2011 and 2010, the six months ended December 31, 2010 and 2009 and fiscal 2010 and 2009. The accompanying consolidating financial information includes the accounts of TPCGI and TPCGLLC (the “Issuer”), and the combined accounts of all guarantor subsidiaries. In the opinion of management, separate complete financial statements of the guarantors would not provide additional information that would be material for investors to evaluate the sufficiency of the Guarantees.

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2011

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$23,861	$1	$—	$23,862	$83,710	$—	$107,572
Trade accounts receivable	210,810	—	—	210,810	—	—	210,810
Due from parent	792	57	—	849	(849)	—	—
Inventories	79,334	—	—	79,334	—	—	79,334
Other current assets	32,157	—	—	32,157	—	—	32,157

Total current assets	346,954	58	—	347,012	82,861	—	429,873

Property, plant and equipment, net	494,878	902	—	495,780	—	—	495,780
Investment in limited partnership	2,571	—	—	2,571	—	—	2,571
Intangible assets, net	5,909	—	—	5,909	—	—	5,909
Investment in subsidiaries	960	—	(960)	—	205,580	(205,580)	—
Other assets	35,567	—	—	35,567	—	—	35,567

Total assets	$886,839	$960	$(960)	$886,839	$288,441	$(205,580)	$969,700

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$170,047	$—	$—	$170,047	$37	$—	$170,084
Accrued liabilities	33,789	—	—	33,789	35	—	33,824

Total current liabilities	203,836	—	—	203,836	72	—	203,908

Long-term debt	348,042	—	—	348,042	—	—	348,042
Deferred income taxes	129,381	—	—	129,381	—	—	129,381

Total liabilities	681,259	—	—	681,259	72	—	681,331

Commitments and contingencies

Equity	205,580	960	(960)	205,580	288,369	(205,580)	288,369

Total liabilities and equity	$886,839	$960	$(960)	$886,839	$288,441	$(205,580)	$969,700

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2010

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$83,857	$1	$—	$83,858	$1,736	$—	$85,594
Trade accounts receivable	177,065	—	—	177,065	—	—	177,065
Due from parent	3,284	238	—	3,522	(3,522)	—	—
Inventories	89,264	—	—	89,264	—	—	89,264
Other current assets	23,914	—	—	23,914	217	—	24,131

Total current assets	377,384	239	—	377,623	(1,569)	—	376,054

Property, plant and equipment, net	483,621	871	—	484,492	—	—	484,492
Investment in limited partnership	2,733	—	—	2,733	—	—	2,733
Intangible assets, net	5,953	—	—	5,953	—	—	5,953
Investment in subsidiaries	1,081	—	(1,081)	—	267,227	(267,227)	—
Other assets	42,946	—	—	42,946	—	—	42,946

Total assets	$913,718	$1,110	$(1,081)	$913,747	$265,658	$(267,227)	$912,178

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$150,026	$—	$—	$150,026	$—	$—	$150,026
Accrued liabilities	30,805	29	—	30,834	36	—	30,870

Total current liabilities	180,831	29	—	180,860	36	—	180,896

Long-term debt	347,786	—	—	347,786	—	—	347,786
Deferred income taxes	117,874	—	—	117,874	—	—	117,874

Total liabilities	646,491	29	—	646,520	36	—	646,556

Commitments and contingencies

Equity	267,227	1,081	(1,081)	267,227	265,622	(267,227)	265,622

Total liabilities and equity	$913,718	$1,110	$(1,081)	$913,747	$265,658	$(267,227)	$912,178

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Calendar Year Ended December 31, 2011

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Revenue	$2,758,453	$62	$—	$2,758,515	$—	$—	$2,758,515
Cost of sales (excludes items listed below)	2,454,212	—	—	2,454,212	—	—	2,454,212
Operating expenses	143,227	100	—	143,327	—	—	143,327
General and administrative expenses	32,550	—	—	32,550	—	—	32,550
Depreciation and amortization	40,396	81	—	40,477	—	—	40,477

Income (loss) from operations	88,068	(119)	—	87,949	—	—	87,949

Other (income) expense:
Interest expense, net	34,021	—	—	34,021	(127)	—	33,894
Net loss (income) in consolidated subsidiaries	119	—	(119)	—	(36,785)	36,785	—
Other, net	(1,734)	—	—	(1,734)	217	—	(1,517)

Income (loss) before income taxes	55,662	(119)	119	55,662	36,695	(36,785)	55,572

Income tax expense	18,877	—	—	18,877	—	—	18,877

Net income (loss)	$36,785	$(119)	$119	$36,785	$36,695	$(36,785)	$36,695

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Calendar Year Ended December 31, 2010

(Unaudited) (In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Revenue	$1,918,005	$59	$—	$1,918,064	$—	$—	$1,918,064
Cost of sales (excludes items listed below)	1,650,030	—	—	1,650,030	—	—	1,650,030
Operating expenses	135,211	29	—	135,240	—	—	135,240
General and administrative expenses	29,286	—	—	29,286	—	—	29,286
Depreciation and amortization	39,337	77	—	39,414	—	—	39,414

Income (loss) from operations	64,141	(47)	—	64,094	—	—	64,094
Other (income) expense:
Interest expense, net	21,883	—	—	21,883	(1)	—	21,882
Unrealized gain on derivatives	(2,092)	—	—	(2,092)		—	(2,092)
Net loss (income) in consolidated subsidiaries	47	—	(47)	—	(30,705)	30,705	—
Other, net	(2,018)	—	—	(2,018)	(2)	—	(2,020)

Income (loss) before income taxes	46,321	(47)	47	46,321	30,708	(30,705)	46,324

Income tax expense	15,616	—	—	15,616	180	—	15,796

Net income (loss)	$30,705	$(47)	$47	$30,705	$30,528	$(30,705)	$30,528

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended December 31, 2010

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Revenue	$985,485	$20	$—	$985,505	$—	$—	$985,505
Cost of sales (excludes items listed below)	855,043	—	—	855,043	—	—	855,043
Operating expenses	67,063	5	—	67,068	—	—	67,068
General and administrative expenses	12,735	—	—	12,735	—	—	12,735
Depreciation and amortization	19,723	39	—	19,762	—	—	19,762

Income (loss) from operations	30,921	(24)	—	30,897	—	—	30,897

Other (income) expense:
Interest expense, net	11,412	—	—	11,412	(1)	—	11,411
Write-off term loan debt isuance cost	2,959	—	—	2,959	—	—	2,959
Net loss (income) in consolidated subsidiaries	24	—	(24)	—	(12,154)	12,154	—
Other, net	(780)	—	—	(780)	—	—	(780)

Income (loss) before income taxes	17,306	(24)	24	17,306	12,155	(12,154)	17,307

Income tax expense	5,152	—	—	5,152	90	—	5,242

Net income (loss)	$12,154	$(24)	$24	$12,154	$12,065	$(12,154)	$12,065

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended December 31, 2009

(Unaudited) (In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Revenue	$755,892	$33	$—	$755,925	$—	$—	$755,925
Cost of sales (excludes items listed below)	649,169	—	—	649,169	—	—	649,169
Operating expenses	65,072	(63)	—	65,009	—	—	65,009
General and administrative expenses	13,282	—	—	13,282	7	—	13,289
Depreciation and amortization	20,078	39	—	20,117	—	—	20,117
Business interruption insuance recoveries	(17,051)	—	—	(17,051)	—	—	(17,051)

Income (loss) from operations	25,342	57	—	25,399	(7)	—	25,392

Other (income) expense:
Interest expense, net	7,494	—	—	7,494	—	—	7,494
Unrealized gain on derivatives	(1,372)	—	—	(1,372)	—	—	(1,372)
Net income in consolidated subsidiaries	(57)	—	57	—	(12,086)	12,086	—
Other, net	(1,047)	—	—	(1,047)	—	—	(1,047)

Income (loss) before income taxes	20,324	57	(57)	20,324	12,079	(12,086)	20,317

Income tax expense	8,238	—	—	8,238	—	—	8,238

Net income (loss)	$12,086	$57	$(57)	$12,086	$12,079	$(12,086)	$12,079

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Fiscal Year Ended June 30, 2010

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Revenue	$1,688,411	$73	$—	$1,688,484	$—	$—	$1,688,484
Cost of sales (excludes items listed below)	1,444,156	—	—	1,444,156	—	—	1,444,156
Operating expenses	133,220	(39)	—	133,181	—	—	133,181
General and administrative expenses	29,834	—	—	29,834	6	—	29,840
Depreciation and amortization	39,692	77	—	39,769	—	—	39,769
Business interruption insuance recoveries	(17,051)	—	—	(17,051)	—	—	(17,051)

Income (loss) from operations	58,560	35	—	58,595	(6)	—	58,589

Other (income) expense:
Interest expense, net	15,007	—	—	15,007	—	—	15,007
Unrealized gain on derivatives	(3,464)	—	—	(3,464)	—	—	(3,464)
Net income in consolidated subsidiaries	(35)	—	35	—	(30,637)	30,637	—
Other, net	(2,287)	—	—	(2,287)	—	—	(2,287)

Income (loss) before income taxes	49,339	35	(35)	49,339	30,631	(30,637)	49,333

Income tax expense	18,702	—	—	18,702	90	—	18,792

Net income (loss)	$30,637	$35	$(35)	$30,637	$30,541	$(30,637)	$30,541

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Fiscal Year Ended June 30, 2009

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Revenue	$1,376,733	$141	$—	$1,376,874	$—	$—	$1,376,874
Cost of sales (excludes items listed below)	1,194,173	—	—	1,194,173	—	—	1,194,173
Operating expenses	132,256	12	—	132,268	—	—	132,268
General and administrative expenses	32,756	—	—	32,756	13	—	32,769
Depreciation and amortization	41,822	77	—	41,899	—	—	41,899
Asset impairment	5,987	—	—	5,987	—	—	5,987
Business interruption insurance recoveries	(10,000)	—	—	(10,000)	—	—	(10,000)
Unauthorized freight recoveries	(4,694)	—	—	(4,694)	—	—	(4,694)

(Loss) income from operations	(15,567)	52	—	(15,515)	(13)	—	(15,528)

Other (income) expense:
Interest expense, net	16,817	—	—	16,817	(1)	—	16,816
Unrealized loss on derivatives	3,710	—	—	3,710	—	—	3,710
Net (income) loss in consolidated subsidiaries	(52)	—	52	—	22,602	(22,602)	—
Other, net	(1,623)	—	—	(1,623)	—	—	(1,623)

(Loss) income before income taxes	(34,419)	52	(52)	(34,419)	(22,614)	22,602	(34,431)

Income tax (benefit) expense	(11,817)	—	—	(11,817)	164	—	(11,653)

Net (loss) income	$(22,602)	$52	$(52)	$(22,602)	$(22,778)	$22,602	$(22,778)

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Calendar Year Ended December 31, 2011

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Cash provided by (used in) operating activities	$91,212	$—	$—	$91,212	$(2,509)	$—	$88,703

Cash used in investing activities	(51,725)	—	—	(51,725)	—	—	(51,725)

						.
Cash flows from financing activities:
Exercise of stock options	—	—	—	—	974	—	974
Tax benefit windfall from share-based compensation arrangements	122	—	—	122	—	—	122
Repurchase of common stock	—	—	—	—	(16,096)	—	(16,096)
Capital distributions to parent	(99,605)	—	—	(99,605)	99,605	—	—

Cash (used in) provided by financing activities	(99,483)	—	—	(99,483)	84,483	—	(15,000)

(Decrease) increase in cash and cash equivalents	(59,996)	—	—	(59,996)	81,974	—	21,978
Cash and cash equivalents, beginning of period	83,857	1	—	83,858	1,736	—	85,594

Cash and cash equivalents, end of period	$23,861	$1	$—	$23,862	$83,710	$—	$107,572

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Calendar Year Ended December 31, 2010

(Unaudited) (In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Cash provided by (used in) operating activities	$106,705	$—	$—	$106,705	$(2,036)	$—	$104,669

Cash used in investing activities	(22,981)	—	—	(22,981)	—	—	(22,981)

Cash flows from financing activities:
Proceeds from issuance of 8 1/4% Senior Secured Notes	347,725	—	—	347,725	—	—	347,725
Repayments on Term Loan	(270,823)	—	—	(270,823)	—	—	(270,823)
Net repayments on Revolving Credit Facility Borrowings	(400)	—	—	(400)	—	—	(400)
Payments on insurance debt	(2,609)	—	—	(2,609)	—	—	(2,609)
Debt issuance cost	(13,610)	—	—	(13,610)	—	—	(13,610)
Exercise of stock options	—	—	—	—	4,768	—	4,768
Tax benefit windfall from share-based compensation arrangements	873	—	—	873	—	—	873
Repurchase of common stock	—	—	—	—	(62,465)	—	(62,465)
Capital distributions of parent	(61,389)	—	—	(61,389)	61,389	—	—

Cash (used in) provided by financing activities	(233)	—	—	(233)	3,692	—	3,459

Increase in cash and cash equivalents	83,491	—	—	83,491	1,656	—	85,147
Cash and cash equivalents, beginning of period	366	1	—	367	80	—	447

Cash and cash equivalents, end of period	$83,857	$1	$—	$83,858	$1,736	$—	$85,594

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended December 31, 2010

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Cash used in operating activities	$(22,550)	$—	$—	$(22,550)	$(2,432)	$—	$(24,982)

Cash used in investing activities	(13,151)	—	—	(13,151)	—	—	(13,151)

Cash flows from financing activities:
Proceeds from inssuance of 8 1/4% Senior
Secured Notes	347,725	—	—	347,725	—	—	347,725
Repayments on Term Loan	(269,470)	—	—	(269,470)	—	—	(269,470)
Debt issuance cost	(8,989)	—	—	(8,989)	—	—	(8,989)
Exercise of stock options	—	—	—	—	1,748	—	1,748
Tax benefit windfall from share-based compensation arrangements	536	—	—	536	—	—	536
Repurchase of common stock	—	—	—	—	(62,465)	—	(62,465)
Capital distributions to parent	(61,389)	—	—	(61,389)	61,389	—	—

Cash provided by financing activities	8,413	—	—	8,413	672	—	9,085

Decrease in cash and cash equivalents	(27,288)	—	—	(27,288)	(1,760)	—	(29,048)
Cash and cash equivalents, beginning of period	111,145	1	—	111,146	3,496	—	114,642

Cash and cash equivalents, end of period	$83,857	$1	$—	$83,858	$1,736	$—	$85,594

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended December 31, 2009

(Unaudited) (In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Cash used in operating activities	$(2,828)	$—	$—	$(2,828)	$(5)	$—	$(2,833)

Cash used in investing activities	(4,570)	—	—	(4,570)	—	—	(4,570)

Cash flows from financing activities:
Repayments on Term Loan	(1,747)	—	—	(1,747)	—	—	(1,747)
Net proceeds on Revolving Credit Facility borrowings	400	—	—	400	—	—	400
Proceeds from insurance debt	7,669	—	—	7,669	—	—	7,669
Payments on insurance debt	(5,060)	—	—	(5,060)	—	—	(5,060)

Cash provided by financing activities	1,262	—	—	1,262	—	—	1,262

Decrease in cash and cash equivalents	(6,136)	—	—	(6,136)	(5)	—	(6,141)
Cash and cash equivalents, beginning of period	6,502	1	—	6,503	85	—	6,588

Cash and cash equivalents, end of period	$366	$1	$—	$367	$80	$—	$447

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Fiscal Year Ended June 30, 2010

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Cash provided by operating activities	$126,427	$—	$—	$126,427	$391	$—	$126,818

Cash used in investing activities	(14,400)	—	—	(14,400)	—	—	(14,400)

Cash flows from financing activities:
Repayments on Term Loan	(3,100)	—	—	(3,100)	—	—	(3,100)
Proceeds from insurance debt	7,669	—	—	7,669	—	—	7,669
Payments on insurance debt	(7,669)	—	—	(7,669)	—	—	(7,669)
Debt issuance cost	(4,621)	—	—	(4,621)	—	—	(4,621)
Exercise of stock options	—	—	—	—	3,020	—	3,020
Tax benefit windfall from share-based compensation arrangements	337	—	—	337	—	—	337

Cash (used in) provided by financing activities	(7,384)	—	—	(7,384)	3,020	—	(4,364)

Increase in cash and cash equivalents	104,643	—	—	104,643	3,411	—	108,054
Cash and cash equivalents, beginning of period	6,502	1	—	6,503	85	—	6,588

Cash and cash equivalents, end of period	$111,145	$1	$—	$111,146	$3,496	$—	$114,642

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Fiscal Year Ended June 30, 2009

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Cash provided by operating activities	$47,170	$—	$—	$47,170	$3,027	$—	$50,197

Cash used in investing activities	(16,128)	—	—	(16,128)	—	—	(16,128)

Cash flows from financing activities:
Repayments on Term Loan	(2,744)	—	—	(2,744)	—	—	(2,744)
Net payments on Revolving Credit Facility borrowings	(21,800)	—	—	(21,800)	—	—	(21,800)
Proceeds from insurance debt	5,922	—	—	5,922	—	—	5,922
Payments on insurance debt	(5,922)	—	—	(5,922)	—	—	(5,922)
Debt issuance cost	(748)	—	—	(748)	—	—	(748)
Exercise of stock options	—	—	—	—	47	—	47
Tax benefit windfall from share-based compensation arrangements	168	—	—	168	—	—	168
Repurchase of common stock	—	—	—	—	(3,019)	—	(3,019)

Cash used in financing activities	(25,124)	—	—	(25,124)	(2,972)	—	(28,096)

Increase in cash and cash equivalents	5,918	—	—	5,918	55	—	5,973
Cash and cash equivalents, beginning of period	584	1	—	585	30	—	615

Cash and cash equivalents, end of period	$6,502	$1	$—	$6,503	$85	$—	$6,588

TPC Group Inc. and TPC Group LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE S—SELECTED QUARTERLY FINANCIAL DATA (quarterly data unaudited)—TPCGI

The schedule below contains quarterly financial data for calendar 2011 and 2010 (in thousands, except per share).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Period
Calendar year ended December 31, 2011
Total revenues	$555,591	$792,892	$835,280	$574,752	$2,758,515
Cost of sales	475,944	677,229	758,150	542,889	2,454,212
Income from operations	25,035	60,243	24,000	(21,329)	87,949
Net income	11,409	34,297	9,381	(18,392)	36,695

Earnings per share (a):
Basic	0.70	2.15	0.59	(1.18)	2.30
Diluted	0.70	2.12	0.58	(1.18)	2.28
Weighted average shares outstanding:
Basic	16,202	15,965	15,951	15,638	15,939
Diluted	16,296	16,158	16,047	15,638	16,045

Calendar year ended December 31, 2010
Total revenues	$400,725	$531,833	$499,442	$486,064	$1,918,064
Cost of sales	341,012	453,976	428,140	426,902	1,650,030
Income from operations	8,732	24,464	22,534	8,364	64,094
Net income	4,052	14,409	12,775	(708)	30,528

Earnings per share (a):
Basic	0.23	0.80	0.70	(0.04)	1.68
Diluted	0.23	0.80	0.70	(0.04)	1.68
Weighted average shares outstanding:
Basic	17,957	17,997	18,256	18,257	18,119
Diluted	17,957	18,004	18,300	18,257	18,152

(a)	The sum of the individual quarterly net income per share may not agree to the total for the year as each period’s computation is based on the weighted average number of shares outstanding during each period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of TPCGI’s and TPCGLLC’s Disclosure Committee and management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2011. Based on this evaluation, TPCGI’s and TPCGLLC’s President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

TPCGI’s and TPCGLLC’s management is responsible for establishing and maintaining adequate internal control over financial reporting. TPCGI’s and TPCGLLC’s internal control framework and processes over financial reporting is designed to provide reasonable assurance to TPCGI’s Board of Directors and management and TPCGLLC’s management regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

TPCGI’s and TPCGLLC’s internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of both TPCGI’s and TPCGLLC’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO”). Based on the results of this assessment and on those criteria, we concluded that both TPCGI’s and TPCGLLC’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of TPCGI’s internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein. This annual report does not include an attestation report of TPCGLLC’s registered public accounting firm regarding internal control over financial reporting. TPCGLLC’s management report was not subject to attestation by TPCGLLC’s registered public accounting firm pursuant to the rules of the SEC that permit TPCGLLC to provide only management’s report in this annual report

EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we completed a comprehensive compliance process to evaluate our internal control over financial reporting for TPCGI and TPCGLLC. We involved employees at all levels of our Company during calendar 2011 in training, performing and evaluating our internal controls.

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

/s/ Michael T. McDonnell	/s/ Miguel A. Desdin
Michael T. McDonnell	Miguel A. Desdin
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

March 9, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be set forth in this Item 10 with respect to TPCGCI is incorporated herein by reference to TPCGI’s definitive proxy statement with respect to its 2012 annual meeting to be filed with the SEC within 120 days of December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be set forth in this Item 11 with respect to TPCGI is incorporated herein by reference to TPCGI’s definitive proxy statement with respect to its 2012 annual meeting to be filed with the SEC within 120 days of December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table reflects information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2011:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	126,583	$26.55	928,961
Equity compensation plans not approved by security holders	—	N/A	—

Total	126,583	$26.55	928,961

Additional information required to be set forth in this Item 12 with respect to TPCGI is incorporated herein by reference to TPCGI’s definitive proxy statement with respect to its 2012 annual meeting to be filed with the SEC within 120 days of December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be set forth in this Item 13 with respect to TPCGI is incorporated herein by reference to TPCGI’s definitive proxy statement with respect to its 2012 annual meeting to be filed with the SEC within 120 days of December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be set forth in this Item 14 is with respect to TPCGI incorporated herein by reference to TPCGI’s definitive proxy statement with respect to its 2012 annual meeting to be filed with the SEC within 120 days of December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements, schedules and exhibits are filed as part of this report:

(1)	Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 56 of this report.

(2)	Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3)	Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Texas Petrochemicals LP’s Fourth Amended Plan of Reorganization (incorporated herein by reference to Exhibit 2.1 to TPCGI’s Registration Statement on Form 10 filed November 25, 2009).

2.2	Investment Agreement dated as of February 28, 2004 by and among Texas Petrochemicals LP, Castlerigg Master Investments, Ltd. and RCG Carpathia Master Fund, Ltd. (incorporated herein by reference to Exhibit 2.2 to TPCGI’s Registration Statement on Form 10 filed November 25, 2009).

2.3	Asset Purchase Agreement dated as of April 5, 2006 by and among Texas Petrochemicals LP, Huntsman Petrochemical Corporation and Huntsman Fuels, LP (incorporated herein by reference to Exhibit 2.3 to TPCGI’s Registration Statement on Form 10 filed November 25, 2009).

2.4	First Amendment to Asset Purchase Agreement dated as of April 27, 2006 by and among Texas Petrochemicals LP, Huntsman Petrochemical Corporation and Huntsman Fuels, LP (incorporated herein by reference to Exhibit 2.4 to TPCGI’s Registration Statement on Form 10 filed November 25, 2009).

2.5	Second Amendment to Asset Purchase Agreement dated as of June 14, 2006 by and among Texas Petrochemicals LP, Huntsman Petrochemical Corporation and Huntsman Fuels, LP (incorporated herein by reference to Exhibit 2.5 to TPCGI’s Registration Statement on Form 10 filed November 25, 2009).

3.1	Amended and Restated Certificate of Incorporation of TPC Group Inc. (incorporated herein by reference to Exhibit 3.1 to t TPCGI’s Quarterly Report on Form 10-Q filed February 16, 2010).

3.2	Bylaws of TPC Group Inc., as amended and restated August 26, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2010).

3.3	Certificate of Formation of Texas Petrochemicals LLC (incorporated herein by reference to Exhibit 3.1 to TPC Group LLC’s Registration Statement on Form S-4 filed April 29, 2011).

3.4	Certificate of Amendment to Certificate of Formation of Texas Petrochemicals LLC (incorporated herein by reference to Exhibit 3.2 to TPC Group LLC’s Registration Statement on Form S-4 filed April 29, 2011).

3.5	Limited Liability Company Agreement of Texas Petrochemicals LLC (incorporated herein by reference to Exhibit 3.3 to TPC Group LLC’s Registration Statement on Form S-4 filed April 29, 2011).

3.6	Amendment No. 1 to Limited Liability Company Agreement of Texas Petrochemicals LLC (incorporated herein by reference to Exhibit 3.4 to TPC Group LLC’s Registration Statement on Form S-4 filed April 29, 2011).

4.1	Term Loan Agreement dated as of June 27, 2006, among Texas Petrochemicals LP, various lending institutions and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to TPCGI’s Registration Statement on Form 10 filed January 8, 2010).

4.2	First Amendment to Term Loan Agreement dated as of June 4, 2010 among TPC Group LLC and Deutsche Bank Trust Company Americas, as lender and administrative agent, and the other financial institutions parties thereto, as lenders (incorporated herein by reference to Exhibit 4.6 to TPCGI Current Report on Form 8-K filed June 4, 2010).

4.3	Revolving Credit Agreement dated as of June 27, 2006, among Texas Petrochemicals LP and the other borrowers named therein, as Borrowers, Texas Petrochemicals LP, as Funds Administrator, various lending institutions, as Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, and LaSalle Bank National Association, as Collateral Agent (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TPC Group Inc.’s Registration Statement on Form 10 filed January 8, 2010).

4.4	Joinder To Credit Agreement dated as of March 28, 2008, among Texas Petrochemicals LP, Texas Butylene Chemical Corporation, various financial institutions, and Deutsche Bank Trust Company Americas as administrative agent for the Lenders, with Deutsche Bank Securities Inc., as Lead Arranger (incorporated herein by reference to Exhibit 4.3 to TPC Group Inc.’s Registration Statement on Form 10 filed November 25, 2009).

4.5	First Amendment to Revolving Credit Agreement dated as of February 10, 2009, by and among Texas Petrochemicals LLC and Texas Butylene Chemical Corporation, as Borrowers, and various lenders named therein (incorporated herein by reference to Exhibit 4.4 to TPC Group Inc.’s Registration Statement on Form 10 filed November 25, 2009).

4.6	Amended and Restated Revolving Credit Agreement dated as of April 29, 2010 among TPC Group LLC and the other borrowers named therein, as Borrowers, TPC Group LLC, as Funds Administrator, various lending institutions, as Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Trust Company Americas and Wells Fargo Capital Finance LLC as Co-Collateral Agents, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated herein by reference to Exhibit 4.5 to TPC Group Inc.’s Current Report on Form 8-K filed May 3, 2010).

4.7	First Amendment to Amended and Restated Revolving Credit Agreement dated as of September 22, 2010 among TPC Group LLC and Texas Butylene Chemical Corporation, as borrowers, the financial institutions listed thereon, as Lenders, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 4.1 to TPC Group Inc.’s Current Report on form 8-K filed September 27, 2010).

4.8	Indenture dated as of October 5, 2010, by and among TPC Group LLC, the Guarantors party thereto, Wilmington Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent, paying agent, registrar and authentication agent (incorporated by reference to Exhibit 4.1 to TPC Group Inc.’s Current Report on Form 8-K filed October 12, 2010).

4.9	Security Agreement dated as of October 5, 2010, by and among TPC Group LLC and each of the other Grantors party thereto in favor of Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.2 to TPC Group Inc.’s Current Report on Form 8-K filed October 12, 2010).

4.10	Amended and Restated Intercreditor Agreement dated as of October 5, 2010, by and among TPC Group LLC, Deutsche Bank Trust Company Americas, as Revolver Administrative Agent, Revolver Collateral Agent and Revolver Mortgagee (each as referred to therein) and Deutsche Bank Trust Company Americas, as Notes Collateral Agent and Notes Mortgagee (each as referred to therein) (incorporated by reference to Exhibit 4.3 to TPC Group Inc.’s Current Report on Form 8-K filed October 12, 2010).

4.11	Registration Rights Agreement dated as of October 5, 2010, by and among TPC Group LLC, the Guarantors named therein and Deutsche Bank Securities Inc., for itself and on behalf of the several Initial Purchasers (incorporated by reference to Exhibit 4.4 to TPC Group Inc.’s Current Report on Form 8-K filed October 12, 2010).

10.1 †	Employment Agreement dated effective July 1, 2006, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Charles W. Shaver (incorporated herein by reference to Exhibit 10.1 to TPC Group Inc.’s Registration Statement on Form 10 filed November 25, 2009).

10.2 †	Amendment No. 1 to Employment Agreement dated effective July 1, 2008, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Charles W. Shaver (incorporated herein by reference to Exhibit 10.2 to TPC Group Inc.’s Registration Statement on Form 10 filed November 25, 2009).

10.3 †	Amendment No. 2 to Employment Agreement dated May 24, 2010, effective as of January 1, 2009, between TPC Group Inc., TPC Group LLC and Charles W. Shaver (incorporated herein by reference to Exhibit 10.3 to TPC Group Inc.’s Current Report on Form 8-K filed May 26, 2010).

10.4 †	Amendment No. 3 to Employment Agreement dated September 16, 2010, effective as of July 1 2010, between TPC Group Inc., TPC Group LLC and Charles W. Shaver (incorporated herein by reference to Exhibit 10.1 to TPC Group Inc.’s Current Report on Form 8-K filed September 17, 2010).

10.5 †	Employment offer letter agreement dated May 14, 2010, effective as of June 1, 2010, between TPC Group Inc. and Miguel A. Desdin (incorporated herein by reference to Exhibit 10.2 to TPC Group Inc.’s Current Report on Form 8-K/A (Amendment No. 1) filed August 16, 2010.

10.6 †	Employment Agreement dated as of June 1, 2010 between TPC Group Inc. and Miguel A. Desdin (incorporated herein by reference to Exhibit 10.1 to TPC Group Inc.’s Current Report on Form 8-K filed June 4, 2010).

10.7 †	Amendment to Executive Employment Agreement dated as of May 23, 2011 by and between TPC Group Inc. and Miguel A. Desdin (incorporated herein by reference to Exhibit 10.7 to TPC Group Inc.’s Current Report on Form 8-K filed May 24, 2011).

10.8 †	Second Amendment to Executive Employment Agreement dated September 30, 2011, between TPC Group Inc. and Miguel A. Desdin (incorporated herein by reference to Exhibit 10.3 to TPC Group Inc.’s Current Report on Form 8-K filed October 6, 2011).

10.9 †	Consent Agreement dated as of May 23, 2011 between TPC Group Inc. and Miguel A. Desdin (incorporated herein by reference to Exhibit 10.3 to TPC Group Inc.’s Current Report on Form 8-K filed May 24, 2011).

10.10 †	Employment Agreement dated effective July 1, 2006, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Christopher A. Artzer (incorporated herein by reference to Exhibit 10.5 to TPC Group Inc.’s Registration Statement on Form 10 filed November 25, 2009).

10.11 †	Amendment No. 1 to Employment Agreement dated effective July 1, 2008, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Christopher A. Artzer (incorporated herein by reference to Exhibit 10.6 to TPC Group Inc.’s Registration Statement on Form 10 filed November 25, 2009).

10.12 †	Amendment No. 2 to Employment Agreement dated May 24, 2010, effective as of January 1, 2009, between TPC Group Inc., TPC Group LLC and Christopher A. Artzer (incorporated herein by reference to Exhibit 10.5 to TPC Group Inc.’s Current Report on Form 8-K filed May 26, 2010).

10.13 †	Employment Agreement dated effective March 19, 2007, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Luis E. Batiz (incorporated herein by reference to Exhibit 10.7 to TPC Group Inc.’s Registration Statement on Form 10 filed November 25, 2009).

10.14 †	Amendment No. 1 to Employment Agreement dated effective March 20, 2009, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Luis E. Batiz (incorporated herein by reference to Exhibit 10.8 to TPC Group Inc.’s Registration Statement on Form 10 filed November 25, 2009).

10.15 †	Amendment No. 2 to Employment Agreement dated May 24, 2010, effective as of January 1, 2009, between TPC Group Inc., TPC Group LLC and Luis E. Batiz (incorporated herein by reference to Exhibit 10.6 to TPC Group Inc.’s Current Report on Form 8-K filed May 26, 2010).

10.16 †	Consent Agreement dated as of May 23, 2011 between TPC Group Inc. and Luis E. Batiz (incorporated herein by reference to Exhibit 10.5 to TPC Group Inc.’s Current Report on Form 8-K filed May 24, 2011).

10.17 †	Separation Agreement dated August 29, 2011, by and between TPC Group Inc. and Luis E. Batiz (incorporated herein by reference to Exhibit 10.35 to Amendment No. 5 to TPC Group LLC’s Registration Statement on Form S-4).

10.18 †	Employment Agreement dated effective September 2, 2008, between Texas Petrochemicals Inc., Texas Petrochemicals LP and Russell T. Crockett Jr. (incorporated herein by reference to Exhibit 10.9 to TPC Group Inc.’s Registration Statement on Form 10 filed November 25, 2009).

10.19 †	Amendment No. 1 to Employment Agreement dated May 24, 2010, effective as of January 1, 2009, between TPC Group Inc., TPC Group LLC and Russell T. Crockett Jr. (incorporated herein by reference to Exhibit 10.7 to TPC Group Inc.’s Current Report on Form 8-K filed May 26, 2010).

10.20 †	Consent Agreement dated as of May 23, 2011 between TPC Group Inc. and Russell T. Crockett (incorporated herein by reference to Exhibit 10.4 to TPC Group Inc.’s Current Report on Form 8-K filed May 24, 2011).

10.21 †	Executive Employment Agreement dated March 18, 2011, effective as of March 22, 2011, between TPC Group Inc. and Michael T. McDonnell (incorporated herein by reference to Exhibit 10.1 to TPC Group Inc.’s Current Report on Form 8-K filed March 18, 2011).

10.22 †	Amendment to Executive Employment Agreement dated as of March 25, 2011 between TPC Group Inc. and Michael T. McDonnell (incorporated herein by reference to Exhibit 10.3 to TPC Group Inc.’s Current Report on Form 8-K filed March 28, 2011).

10.23 †	Restricted Stock Unit Award Agreement dated as of March 25, 2011 between TPC Group Inc. and Michael T. McDonnell (incorporated herein by reference to Exhibit 10.1 to TPC Group Inc.’s Current Report on Form 8-K filed March 28, 2011).

10.24 †	Stock Appreciation Rights Agreement dated as of March 25, 2011 between TPC Group Inc. and Michael T. McDonnell (incorporated herein by reference to Exhibit 10.2 to TPC Group Inc.’s Current Report on Form 8-K filed March 28, 2011).

10.25 †	Employment Offer Letter Agreement dated May 31, 2011, by and between TPC Group Inc. and Rishi A. Varma (incorporated herein by reference to Exhibit 10.5 to TPC Group Inc.’s Current Report on Form 8-K filed June 1, 2011).

10.26 †	Employment Offer Letter Agreement dated September 30, 2011, between TPC Group Inc. and Michael S. White (incorporated herein by reference to Exhibit 10.4 to TPC Group Inc.’s Current Report on Form 8-K filed October 6, 2011).

10.27 †	Employment Offer Letter Agreement dated September 21, 2011, by and between TPC Group Inc. and Eugene R. Allspach (incorporated herein by reference to Exhibit 10.1 to TPC Group Inc.’s Current Report on Form 8-K filed September 26, 2011).

10.28 †	TPC Group Inc. Executive Severance Plan dated effective July 1, 2010 (incorporated herein by reference to Exhibit 10.1 to TPC Group Inc.’s Current Report on Form 8-K filed July 6, 2010).

10.29 †	Form of Option Award Agreement under 2004 Stock Awards Plan (incorporated herein by reference to Exhibit 10.11 to TPC Group Inc.’s Registration Statement on Form 10 filed November 25, 2009).

10.30 †	Form of Restricted Stock Award Agreement under 2004 Stock Awards Plan (incorporated herein by reference to Exhibit 10.12 to TPC Group Inc.’s Registration Statement on Form 10 filed November 25, 2009).

10.31 †	Texas Petrochemicals Inc. 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.13 to TPC Group Inc.’s Registration Statement on Form 10 filed November 25, 2009).

10.32 †	Form of Restricted Stock Award Agreement for directors under the 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to TPC Group Inc.’s Registration Statement on Form 10 filed January 8, 2010).

10.33 †	Form of Performance Share Award Agreement dated May 24, 2010 for key employees under the 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to TPC Group Inc.’s Current Report on Form 8-K filed May 26, 2010).

10.34 †	Form of Restricted Stock Unit Award Agreement dated May 24, 2010 for key employees under the 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to TPC Group Inc.’s Current Report on Form 8-K filed May 26, 2010).

10.35 †	Form of Performance Share Award Agreement dated May 23, 2011 for key employees under the 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to TPC Group Inc.’s Current Report on Form 8-K filed May 24, 2011).

10.36 †	Form of Restricted Stock Unit Award Agreement dated May 23, 2011 for key employees under the 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to TPC Group Inc.’s Current Report on Form 8-K filed May 24, 2011).

10.37 †	Form of Stock Appreciation Rights Agreement under the 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5 to TPC Group Inc.’s Current Report on Form 8-K filed October 6, 2011).

10.38 †	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.15 to TPC Group Inc.’s Registration Statement on Form 10 filed November 25, 2009).

21.1*	Subsidiaries of TPC Group Inc.

21.2*	Subsidiaries of TPC Group LLC

23.1 *	Consent of Grant Thornton LLP

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(a) *	Certification of Chief Executive Officer of TPC Group LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(a) *	Certification of Chief Financial Officer of TPC Group LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1(a) *	Certification of Chief Executive Officer of TPC Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a) *	Certification of Chief Financial Officer of TPC Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
†	Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPC Group Inc.

Date: March 9, 2012	By:	/s/ Michael T. McDonnell
Michael T. McDonnell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael T. McDonnell Michael T. McDonnell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2012

/s/ Miguel A. Desdin Miguel A. Desdin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2012

/s/ Roger D. Wollenberg Roger D. Wollenberg	Vice President and Controller (Principal Accounting Officer)	March 9, 2012

/s/ Michael E. Ducey Michael E. Ducey	Chairman of the Board	March 9, 2012

/s/ Eugene R. Allspach Eugene R. Allspach	Senior Vice President of Corporate Development and Director	March 9, 2012

/s/ James A. Cacioppo James A. Cacioppo	Director	March 9, 2012

/s/ K’Lynne Johnson K’Lynne Johnson	Director	March 9, 2012

/s/ Richard B. Marchese Richard B. Marchese	Director	March 9, 2012

/s/ Jeffrey M. Nodland Jeffrey M. Nodland	Director	March 9, 2012

/s/ Jeffrey A. Strong Jeffrey A. Strong	Director	March 9, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPC Group LLC

Date: March 9, 2012	By:	/s/ Michael T. McDonnell
Michael T. McDonnell
President and Chief Executive Officer

	By:	/s/ Miguel A. Desdin
Miguel A. Desdin
Senior Vice President and Chief Financial Officer

	By:	/s/ Roger Wollenberg
Roger Wollenberg
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael T. McDonnell	President, Chief Executive Officer and Manager	March 9, 2012
Michael T. McDonnell	(Principal Executive Officer)

/s/ Miguel A. Desdin	Senior Vice President, Chief Financial Officer and Manager	March 9, 2012
Miguel A. Desdin	(Principal Financial Officer)

/s/ Rishi A. Varma	Vice President, General Counsel and Manager	March 9, 2012
Rishi A. Varma

/s/ Roger D. Wollenberg	Vice President and Controller	March 9, 2012
Roger D. Wollenberg	(Principal Accounting Officer)