Form 10-Q
period 2012-03-31
TPC Group Inc.; TPC Group LLC
filed 2012-05-02
CIK 1452217, 1517687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Entity	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
TPC Group Inc.	☐	☒	☐	☐
TPC Group LLC	☐	☐	☒	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

TPC Group Inc.	Yes ☐ No ☒

TPC Group LLC	Yes ☐ No ☒

The number of shares outstanding of TPC Group Inc.’s sole class of common stock, as of April 27, 2012 was 15,653,216. TPC Group LLC is a wholly owned subsidiary of TPC Group Inc.

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

TPC GROUP INC. AND TPC GROUP LLC

EXPLANATORY NOTE

This report includes the combined filing of TPC Group Inc. (“TPCGI”) and TPC Group LLC (“TPCGLLC”), which is the principal subsidiary of TPCGI. TPCGLLC provided 100% of TPCGI’s total consolidated revenue for all periods presented and nearly 100% of TPCGI’s total consolidated noncash asset base as of March 31, 2012 and December 31, 2011. Unless the context indicates otherwise, throughout this report, the terms “the Company”, “we”, “us”, “our” and “ours” are used to refer to both TPCGI and TPCGLLC and their direct and indirect subsidiaries. Discussions or areas of this report that apply specifically to TPCGI or TPCGLLC are clearly noted in such section.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements include assumptions, expectations, predictions, intentions or beliefs about future events, particularly statements that may relate to future operating results, existing and expected competition, financing sources and availability, potential returns of capital to stockholders, the effects of seasonality and plans related to strategic alternatives or future expansion activities and capital expenditures. Although we believe that such statements are based on reasonable assumptions, no assurance can be given that such statements will prove to have been correct. A number of factors, many of which are outside our control, could cause actual results to vary materially from those expressed or implied in any forward-looking statements, including risks and uncertainties such as volatility in the petrochemicals industry, limitations on the Company’s access to capital, the effects of competition, leverage and debt service, general economic conditions, litigation and governmental investigations, and extensive environmental, health and safety laws and regulations. More information about the risks and uncertainties relating to the Company and the forward-looking statements are found in TPCGI’s and TPCGLLC’s combined Annual Report on Form 10-K for the year ended December 31, 2011, which is available free of charge on the SEC’s website at http://www.sec.gov. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements herein. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements - TPC Group Inc. (“TPCGI”) and TPC Group LLC (“TPCGLLC”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	TPCGI		TPCGLLC
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,358	$107,572	$25,514	$23,862
Trade accounts receivable	247,752	210,810	247,752	210,810
Due from parent	—	—	840	849
Inventories	133,481	79,334	133,481	79,334
Other current assets	31,656	32,157	31,656	32,157

Total current assets	522,247	429,873	439,243	347,012
Property, plant and equipment, net	495,419	495,780	495,419	495,780
Investment in limited partnership	2,671	2,571	2,671	2,571
Intangible assets, net	5,898	5,909	5,898	5,909
Other assets, net	34,975	35,567	34,975	35,567

Total assets	$1,061,210	$969,700	$978,206	$886,839

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$239,100	$170,084	$239,064	$170,047
Accrued liabilities	37,439	33,824	37,394	33,789

Total current liabilities	276,539	203,908	276,458	203,836
Long-term debt	348,109	348,042	348,109	348,042
Deferred income taxes	129,381	129,381	129,381	129,381

Total liabilities	754,029	681,331	753,948	681,259

Commitments and contingencies

Stockholders’ and members’ equity:
Common stock, $0.01 par value, 25,000,000 authorized, 15,830,561 and 15,815,070 shares issued and 15,653,216 and 15,637,725 shares outstanding at March 31, 2012 and December 31, 2011, respectively	158	158
Additional paid-in capital	172,537	171,679
Accumulated earnings	138,528	120,574
Accumulated other comprehensive loss	(723)	(723)
Treasury stock at cost, 177,345 shares	(3,319)	(3,319)

Stockholders’ equity	307,181	288,369

Members’ equity			224,258	205,580

Total liabilities and equity	$1,061,210	$969,700	$978,206	$886,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	TPCGI Three Months Ended March 31,		TPCGLLC Three Months Ended March 31,
	2012	2011	2012	2011
Revenue	$606,114	$555,591	$606,114	$555,591
Cost of sales (excludes items listed below)	517,040	475,945	517,040	475,945
Operating expenses	35,723	37,496	35,723	37,496
General and administrative expenses	8,366	7,097	8,366	7,097
Depreciation and amortization	10,249	10,018	10,249	10,018

Income from operations	34,736	25,035	34,736	25,035
Other (income) expense:
Interest expense	8,140	8,419	8,140	8,419
Interest income	(57)	(42)	(13)	(33)
Other, net	(262)	(438)	(307)	(438)

Income before income taxes	26,915	17,096	26,916	17,087
Income tax expense	8,961	5,687	8,961	5,642

Net income	$17,954	$11,409	$17,955	$11,445

Comprehensive income	$17,954	$11,409	$17,955	$11,445

Earnings per share:
Basic	$1.15	$0.70

Diluted	$1.14	$0.70

Weighted average shares outstanding:
Basic	15,648	16,202
Diluted	15,754	16,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, in thousands)

	TPCGI							TPCGLLC
					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stock	Stockholders’	Members’
	Shares	Amount	Capital	Earnings	Income	at Cost	Equity	Equity
Balances - December 31, 2011	15,638	$158	$171,679	$120,574	$(723)	$(3,319)	$288,369	$205,580
Net income	—	—	—	17,954	—	—	17,954	17,955
Exercise of stock options	6	—	149	—	—	—	149	—
Vesting of restricted stock	9	—	—	—	—	—	—	—
Shares withheld from vested restricted shares	—	—	(14)	—	—	—	(14)	—
Stock compensation expense	—	—	723	—	—	—	723	723

Balances - March 31, 2012	15,653	$158	$172,537	$138,528	$(723)	$(3,319)	$307,181	$224,258

The accompanying notes are an integral part of this condensed consolidated financial statement.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	TPCGI		TPCGLLC
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Cash provided by (used in) operating activities	$11,515	$(19,754)	$11,530	$(18,035)

Cash used in investing activites	(9,878)	(8,031)	(9,878)	(8,031)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility borrowings	—	11,000	—	11,000
Exercise of stock options	149	471	—	—
Purchase of common stock	—	(7,802)	—	—
Capital distributions to parent	—	—	—	(68,606)

Cash provided by (used in) financing activities	149	3,669	—	(57,606)

Increase (decrease) in cash and cash equivalents	1,786	(24,116)	1,652	(83,672)
Cash and cash equivalents, beginning of period	107,572	85,594	23,862	83,858

Cash and cash equivalents, end of period	$109,358	$61,478	$25,514	$186

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

3.	Interim Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions prescribed by the Securities and Exchange Commission (“SEC”) for interim financial reporting and do not include all disclosures required by US GAAP. Our December 31, 2011 Condensed Consolidated Balance Sheet data was derived from audited financial statements.

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

The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes thereto included in TPCGI’s and TPCGLLC’s combined Annual Report on Form 10-K for the year ended December 31, 2011.

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

The products in our C4 Processing segment include butadiene, primarily used to produce synthetic rubber that is mainly used in tires and other automotive products; butene-1, primarily used in the manufacture of plastic resins and synthetic alcohols; raffinates, primarily used in the manufacturing of alkylate, a component of premium unleaded gasoline; and methyl tertiary butyl ether (“MTBE”), primarily used as a gasoline blending stock. The products in our Performance Products segment include high purity isobutylenes (“HPIB”), primarily used in the production of synthetic rubber, lubricant additives, surfactants and coatings; conventional polyisobutylene (“PIB”) and highly reactive polyisobutylene (“HR-PIB”), primarily used in the production of fuel and lubricant additives, caulks, adhesives, sealants and packaging; diisobutylene (“DIB”), primarily used in the manufacture of surfactants, plasticizers and resins; and nonene and tetramer, primarily used in the production of plasticizers, surfactants and lubricant additives. We sell our products primarily to chemical and petroleum based companies in North America.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE C – DETAIL AND DISCUSSION OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Consolidated cash and cash equivalents at March 31, 2012 was $109.4 million, consisting of TPCGI cash of $83.9 million and TPCGLLC cash of $25.5 million. At March 31, 2012, our only interest-bearing account had a cash balance lower than the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 for interest bearing accounts. As of March 31, 2012 we had $94.9 million of our cash and cash equivalents invested in short term money market investments (subject to $250,000 FDIC insurance coverage limit) in a major U.S. bank and $14.5 million in depository accounts in banks. We believe that the likelihood of any loss of cash and cash equivalents is remote and that we are not exposed to any significant credit risk on cash and cash equivalents.

TPCGLLC’s due from parent amounts were eliminated in the condensed consolidated financial statements of TPCGI.

Inventories, as of the dates presented, were as follows (in thousands):

	March 31, 2012	December 31, 2011
Finished goods	$75,441	$48,757
Raw materials and chemical supplies	58,040	30,577

	$133,481	$79,334

Other current assets, as of the dates presented, were as follows (in thousands):

	TPCGI
	March 31, 2012	December 31, 2011
Prepaid expense and other	$4,067	$4,592
Federal income tax receivable	12,387	12,387
Repair parts inventory	9,631	9,607
Deferred taxes, net	5,571	5,571

	$31,656	$32,157

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property, plant and equipment, as of the dates presented, were as follows (in thousands):

	March 31, 2012	December 31, 2011
Land and land improvements	$41,803	$41,803
Plant and equipment	622,060	600,918
Construction in progress	44,553	56,668
Other	21,111	20,261

	729,527	719,650
Less accumulated depreciation	234,108	223,870

	$495,419	$495,780

For the three months ended March 31, 2012 and 2011 depreciation and amortization expense was $10.2 million and $10.0 million, respectively.

Amounts attributable to our investment in Hollywood/Texas Petrochemicals LP for the three months ended March 31, 2012 were as follows (in thousands):

Balance December 31, 2011	$2,571
Equity in Earnings	300
Distribution	(200)

Balance March 31, 2012	$2,671

Intangible Assets

Changes in the carrying amount of our intangible assets, for the three months ended March 31, 2012 were as follows (in thousands):

	Intangible assets	Accumulated amortization	Carrying value
Balance at December 31, 2011	$6,220	$(311)	$5,909
Amortization	—	(11)	(11)

Balance at March 31, 2012	$6,220	$(322)	$5,898

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The gross carrying amounts and accumulated amortization of intangible assets, as of the dates presented, were as follows (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
December 31, 2011
Technology license	$5,499	$—	$5,499
Patents	721	(311)	410

	$6,220	$(311)	$5,909

	Gross carrying value	Accumulated amortization	Net carrying value
March 31, 2012
Technology license	$5,499	$—	$5,499
Patents	721	(322)	399

	$6,220	$(322)	$5,898

Other assets, as of the dates presented, were as follows (in thousands):

	March 31, 2012	December 31, 2011
Debt issuance cost	$8,781	$9,556
Deferred turnaround cost	11,814	11,376
Other deferred costs	14,380	14,635

	$34,975	$35,567

Accrued liabilities, as of the dates presented, were as follows (in thousands):

	TPCGI		TPCGLLC
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Accrued payroll and benefits	$6,697	$9,824	$6,697	$9,824
Accrued freight	2,925	3,942	2,925	3,942
Accrued interest	14,642	7,869	14,642	7,869
Federal and state income tax	9,919	953	9,919	953
Property and sales tax	2,329	7,458	2,329	7,458
Deferred revenue	—	2,973	—	2,973
Other	927	805	882	770

	$37,439	$33,824	$37,394	$33,789

The difference at March 31, 2012 and December 31, 2011 between TPCGI’s and TPCGLLC’s accrued liabilities consisted of Delaware franchise tax payable.

The increase in accrued federal and state income tax reflected the federal and state income tax provisions for the three months ended March 31, 2012.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE D – ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

No accounting pronouncements were adopted during the three months ended March 31, 2012.

NOTE E – DEBT

Outstanding debt as of the dates presented, was as follows (in thousands):

	March 31, 2012	December 31, 2011
8 1/4% Senior Secured Notes	$350,000	$350,000
Unamortized discount on Notes	(1,891)	(1,958)

Total long-term debt	$348,109	$348,042

Our financing arrangements consist of the 8 1/4% Senior Secured Notes (the “Notes”) and the $175 million revolving credit facility (the “Revolving Credit Facility”).

At March 31, 2012, we had total long-term debt of $348.1 million and the ability to access the full $175.0 million of availability under the Revolving Credit Facility while still maintaining compliance with the covenants contained therein and in the indenture governing the Notes. Debt outstanding consisted entirely of the non-current amount due on the Notes. As of March 31, 2012, we were in compliance with all covenants set forth in the indenture governing the Notes and in the agreement governing the Revolving Credit Facility.

1.	8 1/4% Senior Secured Notes

The Notes are due October 1, 2017 and interest is paid semi-annually in arrears on April 1 and October 1 of each year. At March 31, 2012, the Notes had a carrying value of $348.1 million and a fair value of approximately $367.5 million.

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

As of March 31, 2012 and December 31, 2011, we had no outstanding assets or liabilities measured at fair value on a recurring basis.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE G – DISTRIBUTIONS TO PARENT - TPCGLLC

A portion of the proceeds of the October 5, 2010 issuance and sale of the Notes, along with cash on hand, was used to fund a $130.0 million distribution by TPCGLLC to TPCGI to be used by TPCGI for dividends, stock repurchases or other returns of capital to its stockholders. The $130.0 million distribution was made in installments as follows:

Distribution Date	Amount
December 30, 2010	$61.4
March 4, 2011	5.0
March 14, 2011	63.6

$130.0

No distributions were made by TPCGLLC to TPCGI in the three months ended March 31, 2012.

NOTE H – PURCHASE OF SHARES - TPCGI

On March 3, 2011, TPCGI announced that its Board of Directors approved a stock repurchase program for up to $30.0 million of TPCGI’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate TPCGI to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by TPCGI’s Board of Directors without prior notice. During the first quarter of 2011, TPCGI purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. There were no purchases under the program during the first quarter of 2012. Total shares purchased through March 31, 2012, under the $30 million program are 634,791 shares at an average of $25.33 per share, for a total of $16.1 million. As of March 31, 2012, the remaining amount available for stock purchases under the program was $13.9 million. Subsequent to March 31, 2012 and through the filing date of this Form 10-Q, there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

NOTE I – EARNINGS PER SHARE - TPCGI

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

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basic and diluted earnings per share were computed for the periods presented as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Basic earnings per share:
Net income available to common shareholders	$17,954	$11,409

Average common shares outstanding	15,648	16,202

Basic earnings per share	$1.15	$0.70

Diluted earnings per share:
Net income available to common shareholders	$17,954	$11,409

Average common shares outstanding	15,648	16,202
Add: common stock equivalents:
Stock options and restricted stock	106	94

Diluted average common shares outstanding	15,754	16,296

Diluted earnings per share	$1.14	$0.70

Anti-dilutive stock options not included in the treasury stock method	—	—

Average grant price of stock options not included in the treasury stock method	$—	$—

NOTE J – INCOME TAXES

The effective income tax rate for TPCGI for the three months ended March 31, 2012 and 2011 was 33.3%. TPCGLLC’s effective income tax rates for the three months ended March 31, 2012 and 2011 were 33.3% and 33.0%, respectively. The effective rates for the three months ended March 31, 2012 and 2011 were based on the projected effective rates for the years ending December 31, 2012 and 2011, respectively, which reflected the federal statutory tax rate of 35%, adjusted for the impact of projected permanent differences and state income taxes.

NOTE K – COMMITMENTS AND CONTINGENCIES

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

Our contractual arrangements with our customers and suppliers are typically very complicated and can include, for example, complex index based pricing formulas that determine the price for our feedstocks or finished products. Due to the complicated nature of our contractual arrangements, we can, from time to time, be involved in disputes with our customers and suppliers regarding the interpretation of these contracts, including the index-based pricing formulas. These disputes occur in the normal course of our business, seldom result in actual formal litigation, and are typically resolved in the context of the broader commercial relationship that we have with the customer or supplier. As described above, we record reserves for contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable. Management’s judgment may prove materially inaccurate, and such judgment is subject to the uncertainty of the dispute resolution or litigation process. As of March 31, 2012, we had not recognized any reserves related to unresolved disputes with customers and suppliers as there were no outstanding disputes.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Environmental and Safety Matters

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

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE L – DEFINED BENEFIT PENSION PLAN

For the periods presented, periodic pension expense consisted of the following components (in thousands):

	Three Months Ended March 31,
	2012	2011
Components of net periodic pension cost:
Service cost	$248	$270
Interest cost	74	67
Expected return on assets	(95)	(79)
Amortization of actuarial loss	11	—

	$238	$258

NOTE M – SEGMENT INFORMATION

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

Butene-1—primarily used in the manufacture of plastic resins and synthetic alcohols;

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

Diisobutylene—primarily used in the manufacture of surfactants, plasticizers and resins; and

Nonene and tetramer—primarily used in the production of plasticizers, surfactants, and lubricant additives.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Reportable Segments

The following table provides unaudited revenues, cost of sales, operating expenses and depreciation and amortization by reportable segment for the periods presented (amounts in thousands). The amount of revenues, cost of sales, operating expenses and depreciation and amortization are the same for both TPCGI and TPCGLLC.

Financial results by operating segment for the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
C4 Processing	$500,881	$434,320
Performance Products	105,233	121,271

	$606,114	$555,591

Cost of sales (1):
C4 Processing	$431,462	$376,320
Performance Products	85,578	99,625

	$517,040	$475,945

Operating expenses (1):
C4 Processing	$25,510	$27,428
Performance Products	10,213	10,068

	$35,723	$37,496

Depreciation and amortization:
C4 Processing	$4,564	$4,561
Performance Products	2,588	2,577
Corporate	353	378
Unallocated	2,744	2,502

	$10,249	$10,018

Operating segment earnings
C4 Processing	$39,345	$26,011
Performance Products	6,854	9,001

	$46,199	$35,012

(1)	Does not include depreciation and amortization expense.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Reconciliation of operating segment earnings to net income

We define operating segment earnings as revenues less cost of sales, operating expenses and segment depreciation and amortization. Depreciation and amortization on certain assets cannot be reasonably allocated among the segments and are shown separately. The following table provides a reconciliation of operating segment earnings to net income for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Operating segment earnings	$46,199	$35,012
Unallocated and corporate depreciation and amortization	(3,097)	(2,880)
General and administrative expenses	(8,366)	(7,097)
Unallocated interest and other, net	(7,821)	(7,939)
Unallocated income tax expense	(8,961)	(5,687)

Net income	$17,954	$11,409

3.	Segment Assets

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

	TPCGI		TPCGLLC
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
C4 Processing	$561,117	$477,515	$561,117	$477,515
Performance Products	210,350	204,060	210,350	204,060
Corporate	157,425	152,402	74,421	69,541
Unallocated	132,318	135,723	132,318	135,723

	$1,061,210	$969,700	$978,206	$886,839

The difference in the corporate assets of TPCGI and TPCGLLC consists nearly 100% of cash.

4.	Intersegment Sales

Inter-segment product transfers from the C4 Processing segment to the Performance Products segment are not significant and, as such, are not reported as inter-segment revenues.

5.	Geographic Areas

We do not conduct operations or have long-lived assets in countries other than the United States.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE N – SUBSEQUENT EVENTS

We evaluated subsequent events through the date the financial statements were issued and determined that there were no events which should be disclosed or recognized in the financial statements.

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION

Under the Indenture governing the Notes, the Notes are fully and unconditionally and jointly and severally guaranteed (the “Guarantees”) initially by all of TPCGLLC’s material domestic subsidiaries. Each of the subsidiary guarantors is 100% owned by TPCGLLC, and there are no subsidiaries of TPCGLLC other than the subsidiary guarantors. TPCGLLC is a wholly owned subsidiary of TPCGI. TPCGLLC provided 100% of TPCGI’s total consolidated revenue for the three months ended March 31, 2012 and 2011 and nearly 100% of TPCGI’s total consolidated noncash asset base as of March 31, 2012 and December 31, 2011. TPCGI and its only other direct wholly owned subsidiary, Texas Petrochemicals Netherlands B.V., are neither issuers nor guarantors of the Notes. Condensed consolidating financial information with respect to the guarantors is presented below. There are no significant restrictions on the ability of TPCGLLC or any subsidiary guarantor to obtain funds from its subsidiaries by dividend or loan.

The following tables set forth condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011, and condensed consolidating statements of operations and statements of cash flows for three months ended March 31, 2012 and 2011. The accompanying consolidating financial information includes the accounts of TPCGI and TPCGLLC (the “Issuer”), and the combined accounts of all guarantor subsidiaries. In the opinion of management, separate complete financial statements of guarantor subsidiaries would not provide additional information that would be material for investors to evaluate the sufficiency of the Guarantees.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2012

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,513	$1	$—	$25,514	$83,844	$—	$109,358
Trade accounts receivable	247,752	—	—	247,752	—	—	247,752
Due from parent	1,214	(374)	—	840	(840)	—	—
Inventories	133,481	—	—	133,481	—	—	133,481
Other current assets	31,656	—	—	31,656	—	—	31,656

Total current assets	439,616	(373)	—	439,243	83,004	—	522,247
Property, plant and equipment, net	494,071	1,348	—	495,419	—	—	495,419
Investment in limited partnership	2,671	—	—	2,671	—	—	2,671
Intangible assets, net	5,898	—	—	5,898	—	—	5,898
Investment in subsidiaries	950	—	(950)	—	224,258	(224,258)	—
Other assets	34,975	—	—	34,975	—	—	34,975

Total assets	$978,181	$975	$(950)	$978,206	$307,262	$(224,258)	$1,061,210

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$239,064	$—	$—	$239,064	$36	$—	$239,100
Accrued liabilities	37,369	25	—	37,394	45	—	37,439

Total current liabilities	276,433	25	—	276,458	81	—	276,539
Long-term debt	348,109	—	—	348,109	—	—	348,109
Deferred income taxes	129,381	—	—	129,381	—	—	129,381

Total liabilities	753,923	25	—	753,948	81	—	754,029

Commitments and contingencies
Equity	224,258	950	(950)	224,258	307,181	(224,258)	307,181

Total liabilities and equity	$978,181	$975	$(950)	$978,206	$307,262	$(224,258)	$1,061,210

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2011

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

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2012

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
Revenue	$606,071	$43	$—	$606,114	$—	$—	$606,114
Cost of sales (excludes items listed below)	517,040	—	—	517,040	—	—	517,040
Operating expenses	35,698	25	—	35,723	—	—	35,723
General and administrative expenses	8,366	—	—	8,366	—	—	8,366
Depreciation and amortization	10,220	29	—	10,249	—	—	10,249

Income (loss) from operations	34,747	(11)	—	34,736	—	—	34,736
Other (income) expense:
Interest expense, net	8,127	—	—	8,127	(44)	—	8,083
Net loss (income) in consolidated subsidiaries	11	—	(11)	—	(17,955)	17,955	—
Other, net	(307)	—	—	(307)	45	—	(262)

Income (loss) before income taxes	26,916	(11)	11	26,916	17,954	(17,955)	26,915
Income tax expense	8,961	—	—	8,961	—	—	8,961

Net income (loss)	$17,955	$(11)	$11	$17,955	$17,954	$(17,955)	$17,954

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2011

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
Revenue	$555,576	$15	$—	$555,591	$—	$—	$555,591
Cost of sales (excludes items listed below)	475,945	—	—	475,945	—	—	475,945
Operating expenses	37,488	8	—	37,496	—	—	37,496
General and administrative expenses	7,097	—	—	7,097	—	—	7,097
Depreciation and amortization	9,999	19	—	10,018	—	—	10,018

Income (loss) from operations	25,047	(12)	—	25,035	—	—	25,035
Other (income) expense:
Interest expense, net	8,386	—	—	8,386	(9)	—	8,377
Net loss (income) in consolidated subsidiaries	12	—	(12)	—	(11,445)	11,445	—
Other, net	(438)	—	—	(438)	—	—	(438)

Income (loss) before income taxes	17,087	(12)	12	17,087	11,454	(11,445)	17,096
Income tax expense	5,642	—	—	5,642	45	—	5,687

Net income (loss)	$11,445	$(12)	$12	$11,445	$11,409	$(11,445)	$11,409

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
Cash provided by (used in) operating activities	$11,530	$—	$—	$11,530	$(15)	$—	$11,515

Cash used in investing activities	(9,878)	—	—	(9,878)	—	—	(9,878)

Cash flows from financing activities:
Exercise of stock options	—	—	—	—	149	—	149

Cash provided by financing activities	—	—	—	—	149	—	149

Increase in cash and cash equivalents	1,652	—	—	1,652	134	—	1,786
Cash and cash equivalents, beginning of period	23,861	1	—	23,862	83,710	—	107,572

Cash and cash equivalents, end of period	$25,513	$1	$—	$25,514	$83,844	$—	$109,358

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2011

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
Cash used in operating activities	$(18,035)	$—	$—	$(18,035)	$(1,719)	$—	$(19,754)

Cash used in investing activities	(8,031)	—	—	(8,031)	—	—	(8,031)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility borrowings	11,000	—	—	11,000	—	—	11,000
Exercise of stock options	—	—	—	—	471	—	471
Repurchase of common stock	—	—	—	—	(7,802)	—	(7,802)
Capital distributions of parent	(68,606)	—	—	(68,606)	68,606	—	—

Cash (used in) provided by financing activities	(57,606)	—	—	(57,606)	61,275	—	3,669

(Decrease) increase in cash and cash equivalents	(83,672)	—	—	(83,672)	59,556	—	(24,116)
Cash and cash equivalents, beginning of period	83,857	1	—	83,858	1,736	—	85,594

Cash and cash equivalents, end of period	$185	$1	$—	$186	$61,292	$—	$61,478

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes of TPC Group Inc. (“TPCGI”) and TPC Group LLC (“TPCGLLC”) included in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and related notes included in TPCGI and TPCGLLC’s combined Annual Report on Form 10-K for the year ended December 31, 2011.

Explanatory Note – TPCGI and TPCGLLC

TPCGLLC is the principal wholly owned subsidiary of TPCGI. TPCGLLC provided 100% of TPCGI’s total consolidated revenue for all periods presented and nearly 100% of TPCGI’s total consolidated noncash asset base as of March 31, 2012 and December 31, 2011. Unless the context indicates otherwise, throughout the following discussion and analysis of our financial condition and results of operations, the terms “the Company”, “we”, “us”, “our” and “ours” are used to refer to both TPCGI and TPCGLLC and their direct and indirect subsidiaries. Any discussions or areas in this report that apply specifically to TPCGI or TPCGLLC are clearly noted as such.

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

Material Industry Trends

We receive most of our crude C4 from steam crackers, which are designed to process naphtha and natural gas liquids (NGLs) as feedstocks for ethylene production. Crude C4 is a byproduct of the ethylene production process, and the volume of crude C4 produced by the process is driven by both the volume of ethylene produced and the composition of the steam cracker feedstock. Some major ethylene producers have the flexibility to shift from light feedstocks, such as NGLs, to heavier feedstocks, such as naphtha, or vice versa depending on the economics of the feedstock. When ethylene producers process heavier feedstock, greater volumes of crude C4 are produced. However, when light feedstocks are inexpensive relative to heavy feedstocks, the producers may choose to process those light feedstocks instead, a process referred to as “light cracking,” which results in lower volumes of crude C4 production. Throughout 2011 and the first quarter of 2012, NGL prices remained attractive relative to naphtha; consequently, light cracking was prevalent and crude C4 supply was reduced over the same period, which had a negative impact on our C4 Processing segment production and sales volumes. We anticipate that the relatively high cost of crude oil compared to the cost of natural gas that we have seen over the past four to five years will continue, especially in light of the abundance of shale natural gas being discovered and developed in the U.S., and will drive continuation of light cracking well into the future. In addition to the impact of light cracking, crude C4 supply in the first quarter of 2012 was further reduced by an abnormally high concentration of planned steam cracker maintenance outages, a condition which we expect to persist through the second quarter of 2012.

The favorable market conditions for our products that existed throughout 2010 and through the first nine months of 2011 weakened significantly during the fourth quarter of 2011 as a result of weakening global economic conditions. The deterioration in market conditions for our products during the fourth quarter of 2011 was driven by global economic uncertainty, related in part to the European debt crisis, and a substantial reduction in customer orders as customers reduced their inventory levels in response to a more curtailed short-term economic outlook and lower end-use demand for their products. During the first quarter of 2012, butadiene demand strengthened sequentially in relation to the significant softening in demand in the fourth quarter of 2011, while supply conditions tightened, due in large part to supply shortages resulting from the abnormally high concentration of ethylene plant maintenance outages that limited crude C4 availability. In addition to the negative impact on butadiene production and sales volumes during the first quarter of 2012, the ethylene plant outages also significantly limited production and sales volumes across the entire C4 Processing segment portfolio as well as one product line within the Performance Products segment.

Outlook

We anticipate the current feedstock restrictions to continue through the end of the second quarter of 2012 as a result of the abnormally high number of planned ethylene plant outages. While end use demand has improved from the fourth quarter of 2011, we are still experiencing weak demand relative to the prior year in several of our core markets, including synthetic rubber. We see the potential for butadiene prices to ease in the near term as the ethylene plant outages come to an end and feedstock supplies recover.

We continue to develop the longer term growth and profit performance of the Company through our strategic growth projects to produce on-purpose butadiene for our strategic customers and to produce isobutylene as a feedstock for our performance products and fuel products businesses. We believe that these projects capitalize on attractive market fundamentals, projected long term shortages in butadiene, idled production assets, and the expected supply of cost-advantaged butane from natural gas liquids.

TPCGI and TPCGLLC Results of Operations

The following table provides unaudited sales volumes, revenues, cost of sales, operating expenses and TPCGI EBITDA (defined below) by reportable segment (amounts in thousands) for the three months ended March 31, 2012 and 2011. The table also provides a reconciliation of TPCGI EBITDA to TPCGI Net Income, the U.S. GAAP measure most directly comparable to EBITDA. Sales volumes, revenues, cost of sales, and operating expenses are the same for both TPCGI and TPCGLLC. Please refer to this information, as well as our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, when reading our discussion and analysis of results of operations below. Revenues, cost of sales, operating expenses and EBITDA in the table below are derived from our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. There are no significant differences in miscellaneous corporate expenses between TPCGLLC and TPCGI, discussed in note 4 to the table below.

EBITDA is not a measure computed in accordance with generally accepted accounting principles in the United States (“GAAP”). A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statements of operations, balance sheets, or statements of cash flows (or equivalent statements); or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

EBITDA is presented and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations because management believes it enhances understanding by investors and lenders of the Company’s financial performance. As a complement to financial measures provided in accordance with GAAP, management believes that EBITDA assists investors and lenders who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance outlook and trends and distort comparability. In addition, management believes a presentation of EBITDA on a segment and consolidated basis enhances overall understanding of our performance by providing a higher degree of transparency for such items and providing a level of disclosure that helps investors understand how management plans, measures and evaluates our financial performance and allocates capital. Since EBITDA is not a measure computed in accordance with GAAP, it is not intended to be presented herein as a substitute to operating income or net income as indicators of the Company’s financial performance. EBITDA is the primary performance measurement used by our senior management and TPCGI’s Board of Directors to evaluate financial results and to allocate capital resources between our business segments.

We calculate EBITDA as earnings before interest, taxes, depreciation and amortization. In certain periods, we have reported EBITDA adjusted to remove or add back items that management believed distorted comparability between periods (Adjusted EBITDA). As shown below in the reconciliation of TPCGI EBITDA to TPCGI Net Income, the GAAP measure most directly comparable to EBITDA, there were no such adjustments to EBITDA for any of the periods presented. However, there may be adjustments to EBITDA in future periods for items we believe distort comparability and such items will be clearly presented and explained.

	Three Months Ended March 31,
	2012	2011
Sales volumes (lbs) (1):
C4 Processing	504,436	581,209
Performance Products	129,328	169,528

	633,764	750,737

Revenues:
C4 Processing	$500,881	$434,320
Performance Products	105,233	121,271

	$606,114	$555,591

Cost of sales (2):
C4 Processing	$431,462	$376,320
Performance Products	85,578	99,625

	$517,040	$475,945

Operating expenses (2):
C4 Processing	$25,510	$27,428
Performance Products	10,213	10,068

	$35,723	$37,496

TPCGI EBITDA (3):
C4 Processing (4)	$43,908	$30,572
Performance Products (4)	9,443	11,578
Corporate (4)	(8,104)	(6,659)

	$45,247	$35,491

(1)	Sales volumes represent product sales volumes only and do not include volumes of products delivered under tolling or similar arrangements, in which we do not purchase the raw materials, but process raw materials for another party for a specified fee.
(2)	Does not include depreciation and amortization expense.
(3)	See above for a discussion of EBITDA and see below for reconciliations of TPCGI EBITDA to TPCGI Net Income for the periods presented. Net Income is the most directly comparable GAAP measure reported in the Condensed Consolidated Statements of Operations and Comprehensive Income.
(4)	EBITDA for the C4 Processing and Performance Products operating segments was the same for TPCGI and TPCGLLC for all periods presented. Total TPCGI EBITDA differs slightly from total TPCGLLC EBITDA due to minor differences in miscellaneous corporate expenses.

The following table provides a reconciliation of TPCGI EBITDA to TPCGI Net Income (in thousands) for the three months ended March 31, 2012 and 2011. Net Income is the most directly comparable GAAP measure reported in the Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended March 31,
	2012	2011
TPCGI Net Income	$17,954	$11,409
Income tax expense	8,961	5,687
Interest expense, net	8,083	8,377
Depreciation and amortization	10,249	10,018

TPCGI EBITDA	$45,247	$35,491

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

Butadiene Price Impact

As discussed above, a substantial portion of our product selling prices and raw material costs are linked to the same commodity indices and this linkage mitigates, to varying degrees, our exposure to volatility in our profit margins. However, the stabilizing effect of using matching indices is lessened when we do not purchase the feedstock and sell the finished product in the same period. Regarding butadiene (our largest individual product line based on both sales volume and earnings), the linkage between our raw material cost and finished product selling price is the published contract price for butadiene. As a result of the timing between the purchase of crude C4 in one period and sale of finished butadiene in a later period, unit margins will expand as butadiene pricing trends upward and will contract as butadiene pricing trends downward. For example, we may purchase crude C4 at pricing based on the January butadiene index but sell the finished butadiene at pricing based on the February butadiene index. If the butadiene index for January and February are the same, we would expect to realize substantially the same unit margins regardless of the absolute value of the index. However, if the index increases between January and February, we would realize a temporary margin expansion until pricing stabilizes; and conversely, if the index decreases we would realize a temporary margin contraction. When pricing is stable, our unit margins equal the value of the processing and aggregation services we provide to our customers. Upward trends in the published contract price for butadiene during the three months ended March 31, 2012 and 2011 resulted in corresponding upward trends in our selling prices, raw material costs and unit margins over the same periods. The contract price for butadiene increased 49% during the first quarter of 2012 (from $0.98/lb. in December 2011 to $1.46/lb. in March 2012) and increased 21% during the first quarter of 2011 (from $0.86/lb. in December 2010 to $1.04/lb. in March 2011).

Provided in the table below, for each period presented, are the percentage increase in the butadiene contract price and corresponding positive impact on our gross profit (in millions):

	Three Months Ended March 31,
	2012	2011
% increase in butadiene contract price	49%	21%
Impact on gross profit	$17	$8

The following table summarizes the primary indices which impact our revenues and raw material costs by segment.

Segment / Finished Product	Revenues	Raw Material Costs
C4 Processing Segment
Butadiene	Butadiene	Butadiene
Butene – 1	Unleaded regular gasoline	Unleaded regular gasoline
Raffinates	Unleaded regular gasoline	Unleaded regular gasoline
MTBE	Unleaded regular gasoline	Unleaded regular gasoline

Performance Products Segment
High purity isobutylene	Butane	Unleaded regular gasoline
Diisobutylene	Butane	Butane
Polyisobutylene	Butane	Butane
Nonene	Propylene	Propylene
Tetramer	Propylene	Propylene

The following table summarizes the average index prices for each period presented.

	Three Months Ended March 31,
	2012	2011	% Chg.
Average commodity prices:
Butadiene (cents/lb)(1)	123.8	97.9	26%
Unleaded regular gasoline (cents/gal)(2)	302.2	261.0	16%
Butane (cents/gal)(3)	192.6	175.2	10%
Propylene (cents/lb)(1)	67.2	71.7	-6%

(1)	Industry pricing was obtained through the Chemical Market Associates, Inc.

(2)	Industry pricing was obtained through Platts.

(3)	Industry pricing was obtained through the Oil Price Information Service.

Three months ended March 31, 2012 versus three months ended March 31, 2011

Revenue, cost of sales, operating expenses, general and administrative expenses, depreciation and amortization and interest expense were the same for TPCGI and TPCGLLC for each period discussed below.

Revenue

Total revenue for the quarter ended March 31, 2012 was $606.1 million, an increase of $50.5 million, or 9%, compared to total revenue of $555.6 million for the prior year quarter. The increase in revenue reflected a 29% increase in the overall average unit selling price, partially offset by a 16% decline in overall sales volume. The higher average unit selling price reflected higher selling prices across our entire product line portfolio due to higher petroleum prices and related commodity market indices to which a substantial portion of our product selling prices (and raw material costs, as discussed above) are linked.

C4 Processing segment revenue of $500.9 million for the first quarter of 2012 was up $66.6 million, or 15%, compared to the first quarter of 2011. The increase was driven by higher selling prices, partially offset by 13% lower sales volume. The higher selling prices reflected the higher commodity indices noted above, while the lower sales volume primarily reflected curtailed production as a result of limited availability of crude C4 feedstock due to an abnormally high concentration of ethylene cracker maintenance outages during the first quarter of 2012. The average unit selling price for the segment was up 33%, which had a positive impact of $105 million, while the 13% decline in sales volume had a negative impact of $38 million. The average contract price for butadiene increased 26% compared to the prior year quarter and average selling prices for butene-1 and our fuel-related products also increased due to a 16% increase in the average price of unleaded regular gasoline. The lower sales volume reflected declines in all product lines due to the curtailed supply of crude C4 feedstock.

Performance Products segment revenue for the first quarter of 2012 was $105.2 million compared to $121.3 million for the prior year quarter, a decrease of $16.1 million, or 13%. The lower revenue reflected the impact of a 24% decrease in sales volume, partially offset by a 14% increase in average unit selling price for the segment. The negative impact of the lower sales volume was $26 million and the positive impact of the higher average unit selling price was $10 million. The higher average unit selling price reflected a 10% increase in the average price of butane, which is a major pricing component of our isobutylene derivative products, partially offset by a slightly lower average price of propylene, which is a major pricing component of our propylene derivative products, as well as favorable sales mix that included lower volume of lower value by-products. The lower sales volume reflected declines in all product lines due primarily to the impact of the curtailed supply of crude C4 feedstock and reduced volume of low value by-products.

Cost of sales

Total cost of sales (which excludes operating expenses and depreciation and amortization) was $517.0 million for the first quarter of 2012 compared to $475.9 million for the first quarter of 2011. The overall $41.1 million, or 9%, increase reflected a 32% increase in average per unit raw material cost, partially offset by the 16% decrease in sales volume.

C4 Processing segment cost of sales was up 15% from $376.3 million in the prior year quarter to $431.5 million in the first quarter of 2012. The $55.2 million increase reflected the impact of a 37% increase in average per unit raw material cost, partially offset by the 13% decline in sales volume. The increase in average per unit raw material cost was driven by increases in the average price for butadiene and unleaded regular gasoline of 26% and 16%, respectively. Cost of sales for the first quarters of 2012 and 2011 included favorable butadiene pricing impacts of $17 million and $8 million, respectively (see discussion of butadiene price impact above). Due to the timing of when we purchase raw material feedstocks and sell finished products, the upward trends in butadiene pricing in both the current and prior year quarters resulted in margin expansion in both periods. C4 Processing segment cost of sales as a percentage of segment revenues was 86% for the first quarter of 2012 compared to 87% for the first quarter of 2011.

Performance Products segment cost of sales was $85.6 million in the first quarter of 2012 compared to $99.6 million in the prior year quarter, which represents a decrease of $14.0 million, or 14%. The decrease reflected the 24% decline in sales volume, partially offset by the effect of 13% increase in average per unit raw material cost. The higher average per unit raw material cost reflected higher raw material costs for all product lines within the segment. High purity isobutylene raw material costs are linked to unleaded regular gasoline prices, which were up 16% over the prior year. Isobutylene derivatives average raw material costs are linked to butane prices, which were up 10%. The average per unit raw material cost for propylene derivatives was higher as well, in spite of lower propylene costs, as a result of a product mix that included reduced volume of lower value by-products. Performance Products segment cost of sales as a percentage of segment revenues was 81% for the first quarter of 2012 compared to 82% for the first quarter of 2011.

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

•

We may purchase raw material feedstocks in one period based on market indices for that period, and then sell the related finished products in a later period based on market indices for the later period. Changes in selling prices of finished products, based on changes in the underlying market indices between the period the raw material feedstocks are purchased and the related finished products are sold, lessens the effect of the matching indices and causes variation in our material margin percentage. For example, we may purchase crude C4 at pricing based on the January butadiene index but sell the finished butadiene at pricing based on the February butadiene index. If the butadiene index for January and February are the same, we would expect to realize substantially the same unit margins regardless of the absolute value of the index. However, if the index increases between January and February, we would realize a temporary margin expansion until pricing stabilizes; and conversely, if the index decreases we would realize a temporary margin contraction. The magnitude of the effect on material margin percentage depends on the magnitude of the change in the underlying indices between the period the raw material is purchased and the period the finished product is sold and the quantity of inventory impacted by the change.

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

Increases in almost all of the market indices used in our index-based raw material costs and finished products selling prices for the first quarter of 2012 versus the prior year quarter were the drivers behind the higher overall average selling price and the higher overall average raw material cost noted above. The 29% increase in the average selling price equated to $0.22 per pound and the 32% increase in the average raw material cost also equated to $0.19 per pound, for an improvement in overall average material margin of $0.03 per pound. As a result of the combination of factors noted above, which have an impact on material margin percentage, the material margin percentage for the first quarter of 2012 was 19% compared to 21% for the first quarter of 2011.

Operating expenses

Operating expenses incurred in the first quarter of 2012 were $35.7 million compared to $37.5 million for the prior year quarter. The $1.8 million, or 5%, decrease consisted primarily of lower maintenance expense of $2.3 million, partially offset by higher personnel expense of $0.5 million. The lower maintenance expense reflected a write-off in the prior year quarter of $1.1 million of previously deferred turnaround cost as a result of accelerating the timing of a planned turnaround at the Houston facility.

General and administrative expenses

General and administrative expenses of $8.4 million for the first quarter of 2012 were up $1.3 million compared to the first quarter of 2011 due primarily to higher professional fees.

Depreciation and amortization expense

Depreciation and amortization expense was $10.2 million for the first quarter of 2012 compared to $10.0 million for the prior year quarter. The slightly higher depreciation expense reflected depreciation on projects completed over the past year, none of which were individually significant, partially offset by assets that became fully depreciated over the same period.

Interest expense

Interest expense, consisting primarily of interest on the 8 1/4% Senior Secured Notes (the Notes), for the first quarter of 2012 was $8.1 million, which was down slightly from $8.4 million in the prior year quarter, primarily due to capitalized interest in the current year quarter. No interest was capitalized in the first quarter of 2011.

Interest income

Interest income represents interest on short-term deposits. TPCGI interest income is higher than TPCGLLC interest income in both the current and prior year quarters due to TPCGI’s larger cash balance during each period.

Other, net

Other, net for both TPCGI and TPCGLLC for the first quarter of 2012 consisted primarily of income from our investment in Hollywood/Texas Petrochemicals LP, a joint venture we formed in the 1980’s with Kirby Inland Marine to operate four barges capable of transporting chemicals, which is accounted for under the equity method. The minor difference in other, net expense between TPCGLLC and TPCGI in the first quarter of 2012 was due to TPCGI Delaware franchise tax expense.

Income tax expense

The effective income tax rate for both TPCGI and TPCGLLC for the first quarter of 2012 was 33.3% and for the prior year quarter was 33.3% and 33.0%, respectively. The effective rate for the the first quarter of 2012 and 2011 was based on the projected effective rate for the full years ending December 31. The effective rates for all periods reflected the federal statutory rate of 35%, adjusted for the impact of projected permanent differences and state income taxes. TPCGI’s effective rate was slightly higher than TPCGLLC’s effective rate in the prior year quarter due to Delaware franchise taxes, which are recorded in other, net in the first quarter of 2012.

Net income

Net income for TPCGI in the first quarter of 2012 was $18.0 million compared to $11.4 million in the first quarter of 2011. The primary components of the $6.6 million increase were improved margin between revenue and cost of sales of $9.4 million and lower operating expenses of $1.8 million, partially offset by higher general and administrative expenses of $1.3 million and higher income tax expense of $3.3 million. TPCGLLC’s net income for the current and prior year quarters was slightly different from the TPCGI amounts due to minor differences in miscellaneous corporate expenses and Delaware franchise taxes, recorded in income taxes in the first quarter of 2011, discussed above.

EBITDA

EBITDA for the first quarter of 2012 was $45.2 million compared to $35.5 million for the first quarter of 2011. The $9.7 million, or 27%, improvement reflected a 44% improvement for the C4 Processing segment, partially offset by an 18% decline for the Performance Products segment.

EBITDA for the C4 Processing and Performance Products operating segments were the same for TPCGI and TPCGLLC for each period discussed below. Total TPCGI EBITDA differs slightly from total TPCGLLC EBITDA due to minor differences in miscellaneous corporate expenses. Due to the insignificance of the differences the discussion of total EBITDA and corporate expenses below will be from the TPCGI perspective only.

C4 Processing segment EBITDA was $43.9 million in the current year quarter versus $30.6 million in the prior year quarter. The increase of $13.3 million, or 44%, reflected improved margin between revenue and cost of sales of $11.4 million and lower operating expenses of $1.9 million. The overall margin improvement was driven primarily by a 38% increase in average unit margin, which contributed $16 million, partially offset by the impact of 13% lower volume of $5 million. The average unit margin improvement reflected the positive impact of our service based business model, within which we are striving to realize the value of the logistics and aggregation we provide for both our suppliers and our customers, favorable market conditions for our fuel component products, and a comparatively favorable impact of butadiene price changes of $9 million.

Performance Products segment EBITDA for the first quarter of 2012 was $9.4 million compared to $11.6 million for the first quarter of 2011. The $2.1 million, or 18%, decrease reflected lower margin between revenue and cost of sales of $2.0 million and higher operating expenses of $0.1 million. The impact of higher average unit margin, due primarily to favorable product mix that included reduced volume of low margin by-products, was more than offset by the negative impact of 24% lower sales volume.

Corporate and other expenses consist of general and administrative expenses and other, net discussed above.

Liquidity and Capital Resources

Our financing arrangements consist of the Notes and the $175 million asset based revolving credit facility (the “Revolving Credit Facility”).

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

At March 31, 2012, we had total debt of $348.1 million and cash on hand of $109.3 million. Debt outstanding consisted entirely of the Notes, as there were no borrowings under our Revolving Credit Facility. As of March 31, 2012, we were in compliance with all covenants set forth in the indenture governing the Notes and the credit agreement governing the Revolving Credit Facility.

Sources and uses of cash

Our primary source of liquidity is cash flow generated from our operating activities, borrowing capacity under the Revolving Credit Facility and the remaining cash proceeds from the Notes. Our primary uses of cash are working capital, capital expenditures, contractual obligations, debt service and stock repurchases or dividends by TPCGI. We expect to have adequate liquidity to fund our liquidity requirements over the foreseeable future. This expectation is based, however, on estimates and assumptions regarding, among other things, our sales volumes, our feedstock purchase volumes, market prices for petrochemicals, capital and credit market conditions, and general industry and economic conditions. If one or more of these factors materially differs from our estimates, we may need to obtain additional financing to conduct our operations, which may not be available on acceptable terms or at all.

Availability under the Revolving Credit Facility is limited to the borrowing base, comprised of 85% of eligible accounts receivable and 65% of eligible inventory, as redetermined monthly. Up to $30 million of the facility may be used for the issuance of letters of credit. The Revolving Credit Facility also includes an accordion feature under which the lenders may agree, upon our request, to increase their commitments to an aggregate amount not to exceed $200 million. The Revolving Credit Facility matures on April 29, 2014. At March 31, 2012, we had the ability to access the full $175.0 million of availability under the Revolving Credit Facility, while still maintaining compliance with the covenants contained therein and in the indenture governing the Notes.

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

Although the Revolving Credit Facility restricts acquisitions, investments and the payment of dividends, respectively, acquisitions, investments and dividends are permitted, subject to restrictions under other indebtedness, if (a) pro forma current and average 90-day historical availability each exceed the greater of $50 million or 50% of the total commitments, or (b) pro forma projected, current and average 90-day historical availability each exceed the greater of $25 million or 25% of the total commitments and we meet a minimum consolidated fixed charge coverage ratio. Finally, the Revolving Credit Facility requires a minimum consolidated fixed charge coverage ratio should availability be less than the greater of $15 million or 15% of the total commitments. We were in compliance with all covenants of the Revolving Credit Facility as of March 31, 2012.

Distributions to TPCGI from TPCGLLC

A portion of the proceeds of the October 5, 2010 issuance and sale of the Notes, along with cash on hand, was used to fund a $130.0 million distribution by TPCGLLC to TPCGI to be used by TPCGI for dividends, stock repurchases or other returns of capital to its stockholders. The $130.0 million distribution was made in installments of $61.4 million on December 30, 2010, $5.0 million on March 4, 2011 and $63.6 million on March 14, 2011. No distributions occurred in the quarter ended March 31, 2012.

Purchase of Shares under Stock Repurchase Program

On March 3, 2011, TPCGI announced that its Board of Directors approved a stock repurchase program for up to $30.0 million of its common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate TPCGI to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. During the first quarter of 2011, TPCGI purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. There were no purchases under the program during the first quarter of 2012. Total shares purchased as of March 31, 2012 under the $30.0 million program were 634,791 shares at an average of $25.33 per share for a total cost of $16.1 million. As of March 31, 2012, the remaining amount available for stock purchases under the program was $13.9 million. Subsequent to March 31, 2012 and through the filing date of this Form 10-Q, there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

Cash Flow Summary

The following table summarizes changes in cash and cash equivalents for TPCGI and TPCGLLC during the three months ended March 31, 2012 and 2011 (in thousands):

	TPCGI		TPCGLLC
	2012	2011	2012	2011
Cash flows (used in) provided by :
Operating activities	$11,515	$(19,754)	$11,530	$(18,035)
Investing activities	(9,878)	(8,031)	(9,878)	(8,031)
Financing activities	149	3,669	—	(57,606)

Change in cash and cash equivalents	$1,786	$(24,116)	$1,652	$(83,672)

Operating activities

For the quarter ended March 31, 2012, TPCGI had positive net cash flows from operations of $11.5 million. The primary components of the operating cash flows were net income of $18.0 million plus depreciation and other net non-cash expenses of $12.9 million, partially offset by an increased investment in working capital of $18.7 million and deferred plant turnaround costs of $1.5 million. The increased investment in working capital during the first quarter of 2012 reflected the upward trend in selling prices of our products and the costs of our raw material over the course of the period. Increased investment in trade accounts receivable and inventory (discussed below) were partially offset by increased levels of trade accounts payable, which also reflect the impact of higher raw material costs. Overall days outstanding for receivables, inventories and payables at March 31, 2012 were each consistent with historical trends. The deferred turnaround costs, related primarily to a major turnaround project at our Houston facility during the first quarter of 2012, will be amortized until the next scheduled turnaround.

Overall days outstanding for receivables, inventories and payables at March 31, 2012 were each consistent with historical trends.

The minor difference between TPCGI and TPCGLLC operating cash flows for the first quarter of 2012 reflected a minor difference in net income and a minor effect of intercompany cash transactions.

Our inventory at March 31, 2012 of $133.5 million was $54.2 million higher than the $79.3 million at December 31, 2011. The increase in inventory value reflected the combined effect of a 39% increase in physical inventory volumes and a 21% increase in overall average cost per pound. The increase in volume between December 31, 2011 and March 31, 2012 reflected abnormally low levels at the end of 2011 as a result of an effort over the course of the fourth quarter of 2011 to manage our inventory levels in light of curtailed business activity as well as reduced crude C4 inventories at December 31, 2011 due to a turnaround at one of our major storage facilities and lower C4 spot purchases. The higher average cost per pound reflected the higher values for butadiene and fuel related products, for which selling prices are linked to gasoline prices, which were on an upward trend over the course of the first quarter of 2012. The impacts of the higher volume and higher average cost were $31 million and $23 million, respectively.

Trade accounts receivable were $247.8 million at March 31, 2012 compared to $210.8 million at December 31, 2011. The increase reflected significantly higher sales in March 2012 compared to December 2011, driven by higher selling prices on flat sales volumes. Days of sales outstanding at March 31, 2012 was 29 days, which is slightly lower than the 32 day average over the past year and the 34 days at December 31, 2011. Trade accounts receivable were more than 98% current at both March 31, 2012 and December 31, 2011.

In the first quarter of 2011, we had negative net cash flows from operations of $19.8 million. The primary components of our negative operating cash flows were increased investment in working capital of $39.6 million and deferred plant turnaround costs of $5.5 million, partially offset by net income of $11.4 million plus depreciation and other net non-cash expenses of $13.9 million. The primary components of the increased investment in working capital during the quarter were increases in inventory and trade accounts receivable. The increase in trade accounts receivable was essentially offset by an increase in accounts payable, which reflected higher cost of raw material purchases in March 2011 compared to December 2010. The deferred turnaround costs, related primarily to a major turnaround project at our Houston facility, will be amortized until the next scheduled turnaround.

The difference between TPCGI and TPCGLLC operating cash flows for the first quarter of 2011 was due primarily to the effect of intercompany transactions.

Investing activities

During the quarters ended March 31, 2012 and 2011, we invested $9.9 million and $ 8.0 million, respectively, in the form of capital expenditures. Capital spending during the first quarter of 2012, in addition to baseline spending, included $4.8 million for our strategic projects to produce isobutylene feedstock and on-purpose butadiene. Capital spending in the prior year quarter, in addition to baseline spending, included $2.4 million for the new lab at the Houston facility.

Financing activities

Cash generated from financing activities of $0.1 million during the first quarter of 2012 was from exercise of stock options, which related to TPCGI. Cash provided by financing activities in the prior year quarter of $3.7 million consisted primarily of borrowings on the Revolving Credit Facility of $11.0 million, partially offset by stock purchases under the Stock Repurchase Program of $7.8 million. Cash used in financing activities by TPCGLLC for the prior year quarter consisted of the distribution to TPCGI of $68.6 million, partially offset by borrowings on the Revolving Credit Facility of $11.0 million.

Off-balance sheet arrangements

We do not currently utilize any off-balance sheet arrangements to enhance our liquidity and capital resource positions, or for any other purpose.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material developments during the three months ended March 31, 2012 regarding the matters previously disclosed about quantitative and qualitative market risk in TPCGI’s and TPCGLLC’s combined Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of TPC Group Inc.’s and TPC Group LLC’s Disclosure Committee and management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, TPC Group Inc.’s and TPC Group LLC’s President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Controls

During the period covered by this report there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note K to the condensed consolidated financial statements for a description of certain legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As reflected in the following table there were no purchases by us of shares of TPCGI’s common stock during the three months ended March 31, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
January 2012	—	—	—	$13.9 million
February 2012	—	—	—	$13.9 million
March 2012	—	—	—	$13.9 million

	—	—	—	$13.9 million

On March 3, 2011, TPCGI announced that its Board of Directors approved a stock repurchase program for up to $30.0 million of its common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate TPCGI to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. During the first quarter of 2011, TPCGI purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. There were no purchases under the program during the first quarter of 2012. Total shares purchased as of March 31, 2012 under the $30.0 million program were 634,791 shares at an average of $25.33 per share for a total cost of $16.1 million. As of March 31, 2012, the remaining amount available for stock purchases under the program was $13.9 million. Subsequent to March 31, 2012 and through the filing date of this Form 10-Q, there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

INDEX TO EXHIBITS

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for TPC Group Inc.

31.2 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for TPC Group LLC.

31.3 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for TPC Group Inc.

31.4 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for TPC Group LLC.

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for TPC Group Inc.

32.2 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for TPC Group LLC.

32.3 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for TPC Group Inc.

32.4 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for TPC Group LLC.

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Schema Document

101.CAL ***	XBRL Calculation Linkbase Document

101.LAB ***	XBRL Label Linkbase Document

101.PRE ***	XBRL Presentation Linkbase Document

101.DEF ***	XBRL Definition Linkbase Document

*	Filed herewith.
**	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification is treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
***	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPC Group Inc.

Date: May 2, 2012	By:	/s/ Michael T. McDonnell
Michael T. McDonnell
President and Chief Executive Officer

Date: May 2, 2012	By:	/s/ Miguel A. Desdin
Miguel A. Desdin
Senior Vice President and Chief Financial Officer

TPC Group LLC

Date: May 2, 2012	By:	/s/ Michael T. McDonnell
Michael T. McDonnell
President and Chief Executive Officer

Date: May 2, 2012	By:	/s/ Miguel A. Desdin
Miguel A. Desdin
Senior Vice President and Chief Financial Officer