Form 10-Q
period 2012-06-30
TPC Group Inc.; TPC Group LLC
filed 2012-08-03
CIK 1452217, 1517687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of TPC Group Inc.’s sole class of common stock, as of July 31, 2012 was 15,677,158. TPC Group LLC is a wholly owned subsidiary of TPC Group Inc.

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

TPC GROUP INC. AND TPC GROUP LLC

EXPLANATORY NOTE

This report includes the combined filing of TPC Group Inc. (“TPCGI”) and TPC Group LLC (“TPCGLLC”), which is the principal subsidiary of TPCGI. TPCGLLC provided 100% of TPCGI’s total consolidated revenue for all periods presented and nearly 100% of TPCGI’s total consolidated noncash asset base as of June 30, 2012 and December 31, 2011. Unless the context indicates otherwise, throughout this report, the terms “the Company”, “we”, “us”, “our” and “ours” are used to refer to both TPCGI and TPCGLLC and their direct and indirect subsidiaries. Discussions or areas of this report that apply specifically to TPCGI or TPCGLLC are clearly noted in such section.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements - TPC Group Inc. (“TPCGI”) and TPC Group LLC (“TPCGLLC”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	TPCGI		TPCGLLC
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,401	$107,572	$51,157	$23,862
Trade accounts receivable	191,410	210,810	191,410	210,810
Due from parent	—	—	912	849
Inventories	91,655	79,334	91,655	79,334
Other current assets	23,740	32,157	23,740	32,157

Total current assets	442,206	429,873	358,874	347,012
Property, plant and equipment, net	498,242	495,780	498,242	495,780
Investment in limited partnership	2,686	2,571	2,686	2,571
Intangible assets, net	5,888	5,909	5,888	5,909
Other assets	35,722	35,567	35,722	35,567

Total assets	$984,744	$969,700	$901,412	$886,839

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$169,693	$170,084	$169,657	$170,047
Accrued liabilities	25,672	33,824	25,654	33,789

Total current liabilities	195,365	203,908	195,311	203,836
Long-term debt	348,178	348,042	348,178	348,042
Deferred income taxes	129,381	129,381	129,381	129,381

Total liabilities	672,924	681,331	672,870	681,259

Commitments and contingencies
Stockholders’ and members’ equity:
Common stock, $0.01 par value, 25,000,000 authorized and 15,853,903 and 15,815,070 issued and 15,676,558 and 15,637,725 shares outstanding at June 30, 2012 and December 31, 2011, respectively	158	158
Additional paid-in capital	173,812	171,679
Accumulated earnings	141,892	120,574
Accumulated other comprehensive income	(723)	(723)
Treasury stock, at cost, 177,345 shares	(3,319)	(3,319)

Stockholders’ equity	311,820	288,369

Members’ equity			228,542	205,580

Total liabilities and equity	$984,744	$969,700	$901,412	$886,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	TPCGI		TPCGLLC
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Revenue	$690,065	$792,892	$690,065	$792,892
Cost of sales (excludes items listed below)	621,718	677,229	621,718	677,229
Operating expenses	37,027	36,751	37,027	36,751
General and administrative expenses	7,269	8,321	7,269	8,321
Depreciation and amortization	10,095	10,348	10,095	10,348

Income from operations	13,956	60,243	13,956	60,243
Other (income) expense:
Interest expense	8,689	8,676	8,689	8,676
Interest income	(55)	(43)	(14)	(5)
Other, net	(216)	(418)	(262)	(511)

Income before income taxes	5,538	52,028	5,543	52,083
Income tax expense	2,174	17,731	2,174	17,776

Net income	$3,364	$34,297	$3,369	$34,307

Comprehensive income	$3,364	$34,297	$3,369	$34,307

Earnings per share:
Basic	$0.21	$2.15

Diluted	$0.21	$2.12

Weighted average shares outstanding:
Basic	15,663	15,965
Diluted	15,795	16,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	TPCGI		TPCGLLC
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$1,296,178	$1,348,483	$1,296,178	$1,348,483
Cost of sales (excludes items listed below)	1,138,757	1,153,173	1,138,757	1,153,173
Operating expenses	72,750	74,248	72,750	74,248
General and administrative expenses	15,636	15,419	15,636	15,419
Depreciation and amortization	20,344	20,366	20,344	20,366

Income from operations	48,691	85,277	48,691	85,277
Other (income) expense:
Interest expense	16,829	17,094	16,829	17,094
Interest income	(112)	(84)	(28)	(38)
Other, net	(479)	(856)	(569)	(949)

Income before income taxes	32,453	69,123	32,459	69,170
Income tax expense	11,135	23,418	11,135	23,418

Net income	$21,318	$45,705	$21,324	$45,752

Comprehensive income	$21,318	$45,705	$21,324	$45,752

Earnings per share:
Basic	$1.36	$2.84

Diluted	$1.35	$2.82

Weighted average shares outstanding:
Basic	15,655	16,083
Diluted	15,783	16,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, in thousands)

	TPCGI							TPCGLLC
			Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total Stockholders’ Equity	Members’ Equity

	Common Stock
	Shares	Amount
Balances - December 31, 2011	15,638	$158	$171,679	$120,574	$(723)	$(3,319)	$288,369	$205,580
Net income	—	—	—	21,318	—	—	21,318	21,324
Exercise of stock options	20	—	509	—	—	—	509	—
Vesting of restricted stock	19	—	—	—	—	—	—	—
Shares withheld from vested restricted shares	—	—	(14)	—	—	—	(14)	—
Stock compensation expense	—	—	1,638	—	—	—	1,638	1,638

Balances - June 30, 2012	15,677	$158	$173,812	$141,892	$(723)	$(3,319)	$311,820	$228,542

The accompanying notes are an integral part of this condensed consolidated financial statement.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	TPCGI		TPCGLLC
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash provided by operating activities	$50,108	$8,354	$50,083	$10,479

Cash used in investing activities	(22,788)	(20,845)	(22,788)	(20,845)

Cash flows from financing activities:
Exercise of stock options	509	764	—	—
Purchase of common stock	—	(7,801)	—	—
Capital distributions to parent	—	—	—	(68,605)

Cash provided by (used in) financing activities	509	(7,037)	—	(68,605)

Increase (decrease) in cash and cash equivalents	27,829	(19,528)	27,295	(78,971)
Cash and cash equivalents, beginning of period	107,572	85,594	23,862	83,858

Cash and cash equivalents, end of period	$135,401	$66,066	$51,157	$4,887

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

The unaudited condensed consolidated financial statements of TPCGI include the accounts of TPCGI and its direct and indirect subsidiaries, after the elimination of all significant intercompany accounts and transactions. The unaudited condensed consolidated financial statements of TPCGLLC include the accounts of TPCGLLC and its subsidiaries, after the elimination of all significant intercompany accounts and transactions. Our investment in Hollywood/Texas Petrochemicals LP is accounted for under the equity method. The unaudited condensed consolidated financial statements presented have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

3.	Interim Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions prescribed by the Securities and Exchange Commission (“SEC”) for interim financial reporting and do not include all disclosures required by GAAP. Our December 31, 2011 Condensed Consolidated Balance Sheet data was derived from audited financial statements.

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

The products in our C4 Processing segment include butadiene, primarily used to produce synthetic rubber that is mainly used in tires and other automotive products; butene-1, primarily used in the manufacture of plastic resins and synthetic alcohols; raffinates, primarily used in the manufacturing of alkylate, a component of premium unleaded gasoline; and methyl tertiary butyl ether (“MTBE”), primarily used as a gasoline blending stock. The products in our Performance Products segment include high purity isobutylene (“HPIB”), primarily used in the production of synthetic rubber, lubricant additives, surfactants and coatings; conventional polyisobutylene (“PIB”) and highly reactive polyisobutylene (“HR-PIB”), primarily used in the production of fuel and lubricant additives, caulks, adhesives, sealants and packaging; diisobutylene (“DIB”), primarily used in the manufacture of surfactants, plasticizers and resins; and nonene and tetramer, primarily used in the production of plasticizers, surfactants and lubricant additives. We sell our products primarily to chemical and petroleum based companies in North America.

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

NOTE C – DETAIL AND DISCUSSION OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Consolidated cash and cash equivalents at June 30, 2012 was $135.4 million, consisting of TPCGI cash of $84.2 million and TPCGLLC cash of $51.2 million. At June 30, 2012, our only interest-bearing account had a cash balance $0.3 million over the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 for interest bearing accounts. As of June 30, 2012 we had $120.0 million of our cash and cash equivalents invested in short term money market investments (subject to $250,000 FDIC insurance coverage limit) in a major U.S. bank and $15.4 million in non-interest-bearing depository accounts in banks. We believe that the likelihood of any loss of cash and cash equivalents is remote and that we are not exposed to any significant credit risk on cash and cash equivalents.

TPCGLLC’s due from parent amounts were eliminated in the condensed consolidated financial statements of TPCGI.

Inventories, as of the dates presented, were as follows (in thousands):

	June 30, 2012	December 31, 2011
Finished goods	$52,460	$48,757
Raw materials and chemical supplies	39,195	30,577

	$91,655	$79,334

Other current assets, as of the dates presented, were as follows (in thousands):

	June 30, 2012	December 31, 2011
Prepaid expense and other	$6,881	$4,592
Federal income tax receivable (1)	1,577	12,387
Repair parts inventory	9,711	9,607
Deferred taxes, net	5,571	5,571

	$23,740	$32,157

(1)	Reduction reflects offset of 2012 federal tax provision.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property, plant and equipment, as of the dates presented, were as follows (in thousands):

	June 30, 2012	December 31, 2011
Land and land improvements	$41,803	$41,803
Plant and equipment	625,028	600,918
Construction in progress	54,454	56,668
Other	21,085	20,261

	742,370	719,650
Less accumulated depreciation	244,128	223,870

	$498,242	$495,780

Amounts attributable to our investment in Hollywood/Texas Petrochemicals LP for the six months ended June 30, 2012 were as follows (in thousands):

Balance December 31, 2011	$2,571
Equity in Earnings	565
Distribution	(450)

Balance June 30, 2012	$2,686

Intangible Assets

Changes in the carrying amount of our intangible assets for the six months ended June 30, 2012 were as follows (in thousands):

	Intangible Assets	Accumulated Amortization	Carrying Value
Balance at December 31, 2011	$6,220	$(311)	$5,909
Amortization	—	(21)	(21)

Balance at June 30, 2012	$6,220	$(332)	$5,888

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The gross carrying amounts and accumulated amortization of intangible assets, as of the dates presented, were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2011
Technology license	$5,499	$—	$5,499
Patents	721	(311)	410

	$6,220	$(311)	$5,909

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2012
Technology license	$5,499	$—	$5,499
Patents	721	(332)	389

	$6,220	$(332)	$5,888

Other assets, as of the dates presented, were as follows (in thousands):

	June 30, 2012	December 31, 2011
Debt issuance cost	$8,004	$9,556
Deferred turnaround cost	13,575	11,376
Other deferred costs	14,143	14,635

	$35,722	$35,567

Accrued liabilities, as of the dates presented, were as follows (in thousands):

	TPCGI		TPCGLLC
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Accrued payroll and benefits	$8,188	$9,824	$8,188	$9,824
Accrued freight	3,066	3,942	3,066	3,942
Accrued interest	7,708	7,869	7,708	7,869
Federal and state income tax	72	953	72	953
Property and sales tax	4,308	7,458	4,308	7,458
Deferred revenue	693	2,973	693	2,973
Other	1,637	805	1,619	770

	$25,672	$33,824	$25,654	$33,789

The difference at June 30, 2012 and December 31, 2011 between TPCGI’s and TPCGLLC’s accrued liabilities consisted of Delaware franchise taxes payable.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE D – LOWER-OF-COST-OR-MARKET ADJUSTMENT

A lower-of-cost-or-market adjustment of $2.8 million was recorded during the three months ended June 30, 2012 to recognize the loss in value of certain inventories based on estimated recoverable amounts. Of the total charge, $2.0 million related to butadiene in the C4 Processing Segment, $0.2 million related to fuel products in the C4 Processing segment and $0.6 million related to isobutylene derivative products in the Performance Products segment. The $2.0 million charge related to butadiene reflected the decline in the butadiene benchmark price from $1.09 per pound in June 2012 to $0.91 per pound in July 2012. The lower-of-cost-or-market charge is included in cost of sales in the Condensed Consolidated Statements of Operations.

NOTE E – ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

No accounting pronouncements were adopted during the six months ended June 30, 2012.

NOTE F – DEBT

Outstanding debt, as of the dates presented, was as follows (in thousands):

	June 30, 2012	December 31, 2011
8 1/4% Senior Secured Notes	$350,000	$350,000
Unamortized discount on Notes	(1,822)	(1,958)

Total long-term debt	$348,178	$348,042

Our financing arrangements consist of the 8 1/4% Senior Secured Notes (the “Notes”) and the $175 million revolving credit facility (the “Revolving Credit Facility”).

At June 30, 2012, we had total long-term debt of $348.2 million and the ability to access the full $175.0 million of availability under the Revolving Credit Facility while still maintaining compliance with the covenants contained therein and in the indenture governing the Notes. Debt outstanding consisted entirely of the non-current amount due on the Notes. As of June 30, 2012, we were in compliance with all covenants set forth in the agreement governing the Revolving Credit Facility and in the indenture governing the Notes.

1.	8 1/4% Senior Secured Notes

The Notes are due October 1, 2017 and interest is paid semi-annually in arrears on April 1 and October 1 of each year. At June 30, 2012, the Notes had a carrying value of $348.2 million and a fair value of approximately $371.0 million.

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

As of June 30, 2012 and December 31, 2011, we had no outstanding assets or liabilities measured at fair value on a recurring basis.

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

$130.0

No distributions were made by TPCGLLC to TPCGI in the six months ended June 30, 2012.

NOTE I – PURCHASE OF SHARES - TPCGI

On March 3, 2011, TPCGI announced that its Board of Directors approved a stock repurchase program for up to $30.0 million of TPCGI’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate TPCGI to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by TPCGI’s Board of Directors without prior notice. During the first quarter of 2011, TPCGI purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. There were no purchases under the program during the first six months of 2012. Total shares purchased through June 30, 2012, under the $30.0 million program are 634,791 shares at an average of $25.33 per share, for a total of $16.1 million. As of June 30, 2012, the remaining amount available for stock purchases under the program was $13.9 million. Subsequent to June 30, 2012 and through the filing date of this Form 10-Q, there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

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

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basic and diluted earnings per share were computed for the periods presented as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings per share:
Net income available to common shareholders	$3,364	$34,297	$21,318	$45,705

Average common shares outstanding	15,663	15,965	15,655	16,083

Basic earnings per share	$0.21	$2.15	$1.36	$2.84

Diluted earnings per share:
Net income available to common shareholders	$3,364	$34,297	$21,318	$45,705

Average common shares outstanding	15,663	15,965	15,655	16,083
Add common stock equivalents:
Stock options and restricted stock	132	193	128	143

Diluted average common shares outstanding	15,795	16,158	15,783	16,226

Diluted earnings per share	$0.21	$2.12	$1.35	$2.82

Anti-dilutive stock options not included in the treasury stock method	—	—	—	—

Average grant price of stock options not included in the treasury stock method	$—	$—	$—	$—

NOTE K – INCOME TAXES

The effective income tax rates for TPCGI and TPCGLLC were essentially the same for both the three and six month periods ended June 30, 2012 and 2011. In the second quarter of 2011, income tax expense for TPCGLLC was slightly different from TPCGI’s expense due to reclassification of TPCGI Delaware franchise taxes to other expense, net in the second quarter of 2012. The effective tax rates for both the current and prior year periods were based on the projected effective rates for the respective full years ending December 31. The effective rates for all periods reflected the federal statutory rate of 35%, adjusted for the impact of projected permanent differences, the Section 199 domestic production deduction and state income taxes. The effective rate for three and six months ended June 30, 2012 was higher than the effective rates for the comparable prior year periods due to the settlement with the State of Texas discussed below.

During the second quarter of 2012, the Texas Comptroller of Public Accounts completed franchise tax audits for the fiscal years ended June 30, 2007, 2008 and 2009. Based on the results of those audits, the Texas Comptroller of Public Accounts and the Company reached a settlement pursuant to which the Company paid a total of $0.3 million in additional taxes and interest related to the three years covered by the audit. There were no penalties assessed. The settlement amount was included as a discrete item in the income tax provision for the second quarter 2012.

In early 2012 the IRS initiated an audit of tax years ended June 30, 2008 and 2009. All requested information has been provided to the IRS agent and the audit is in final paperwork stage.

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

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our contractual arrangements with our customers and suppliers are typically very complicated and can include, for example, complex index based pricing formulas that determine the price for our feedstocks or finished products. Due to the complicated nature of our contractual arrangements, we can, from time to time, be involved in disputes with our customers and suppliers regarding the interpretation of these contracts, including the index-based pricing formulas. These disputes occur in the normal course of our business, seldom result in actual formal litigation, and are typically resolved in the context of the broader commercial relationship that we have with the customer or supplier. As described above, we record reserves for contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable. Management’s judgment may prove materially inaccurate, and such judgment is subject to the uncertainty of the dispute resolution or litigation process. As of June 30, 2012, we had not recognized any reserves related to unresolved disputes with customers and suppliers as there were no outstanding disputes.

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

In 2011, the EPA adopted new rules establishing new Maximum Achievable Control Technology (MACT) requirements for industrial boilers that are major sources of air pollutants, as well as new rules regulating emissions of air pollutants from commercial and industrial solid waste incineration (CISWI) units. The EPA also adopted new rules regarding how it defines “solid waste” for purposes of determining whether the combustion of certain materials, such as a waste gas stream at an industrial plant, is regulated under the MACT standard or as a CISWI unit. While the EPA has announced that it is reconsidering certain portions of these 2011 rules, the new rules could establish new control requirements for our operations and affect our operating costs. For the time being, the EPA is exercising its enforcement discretion to not pursue enforcement actions for violations of notification deadlines under the Major Source Boiler MACT Rule or the CISWI Rule, as evidenced by its release of a “no action assurance” letter on February 7, 2012.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legislative and regulatory measures to address concerns that emissions of carbon dioxide, methane and other certain gases (commonly referred to as GHG), may be contributing to warming of the Earth’s atmosphere are in various phases of discussions or implementation at the international, national, regional and state levels. The petrochemical industry is a direct source of certain GHG emissions, namely carbon dioxide, and future restrictions on such emissions could impact our future operations. In the United States, federal legislation imposing restrictions on GHG is under consideration. In addition, the EPA has promulgated a series of rulemakings and other actions intended to result in the regulation of GHGs as pollutants under the CAA. In April 2010, the EPA promulgated final motor vehicle GHG emission standards, which apply to vehicle model years 2012-2016. The EPA has taken the position that the motor vehicle GHG emission standards triggered CAA permitting requirements for certain affected stationary sources of GHG emissions beginning on January 2, 2011. In May 2010, the EPA finalized the Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which phased in federal new source review and Title V permitting requirements for certain affected stationary sources of GHG emissions, beginning on January 2, 2011. For sources located in Texas, EPA has taken over the role of Prevention of Significant Deterioration permitting authority for GHGs under the terms of a Federal Implementation Plan (FIP). The addition of a separate, federal permitting authority for Texas sources alters the customary process for acquiring Prevention of Significant Deterioration permits in Texas and adds uncertainty to the permitting process. These EPA rulemakings could affect our operations and ability to obtain air permits for new or modified facilities.

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

In addition to the requirements imposed upon us by law, we also enter into other agreements from time to time with state and local environmental agencies either to avoid the risks of potential regulatory action against us or to implement improvements that exceed current legal requirements. To that end, in January 2009, we signed an Agreed Corrective Action Order (“ACAO”) with the Texas Commission on Environmental Quality (“TCEQ”) that will require us to reduce our emissions of butadiene and other volatile organic compounds at our Houston facility:

•

The ACAO was approved by the TCEQ Commissioners in April 2009 following a public agenda hearing. The ACAO obligates us to undertake a five-year, $20 million incremental spending program on projects designed to enhance environmental performance that would not normally have been done as part of routine maintenance at our Houston facility. We expect to implement the required measures and incur the incremental spending through a combination of (a) increases in

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

our annual maintenance and capital expenditures throughout the five-year period and (b) additional expenditures in connection with our regularly scheduled turnarounds (typically occurring every three to four years). We expect to fund the incremental expenditures from our operations and/or from borrowings under the Revolving Credit Facility and do not expect the expenditures to have a material impact on our operations or liquidity. As of May 1, 2012, our expenditures on enhanced environmental performance projects in satisfaction of our obligation under the ACAO totaled approximately $7.8 million. We are currently in negotiation with the TCEQ for inclusion of additional project spending towards the obligation. In the ACAO, we also commit to reduce emissions of volatile organic compounds from discrete emissions events at our Houston facility on a rolling twelve-month basis by more than thirty-five percent of annual pre-ACAO levels. We believe we are currently in compliance with all requirements in the ACAO; however, we are currently in discussions with TCEQ regarding the impact, if any, on the ACAO of emissions from a June 2012 upset event caused by a lightning strike at our Houston facility. We do not believe, based on currently available information, that the results of such discussions will be material to our financial condition, results of operations or cash flows.

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

NOTE M – DEFINED BENEFIT PENSION PLAN

For the periods presented, periodic pension expense consisted of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of net periodic pension cost:
Service cost	$248	$270	$496	$540
Interest cost	74	67	148	134
Expected return on assets	(95)	(79)	(190)	(158)
Amortization of actuarial loss	11	—	22	—

	$238	$258	$476	$516

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

Financial results by operating segment for the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
C4 Processing	$575,786	$659,077	$1,076,666	$1,093,398
Performance Products	114,279	133,815	219,512	255,085

	$690,065	$792,892	$1,296,178	$1,348,483

Cost of sales (1):
C4 Processing	$528,443	$566,262	$959,905	$942,581
Performance Products	93,275	110,967	178,852	210,592

	$621,718	$677,229	$1,138,757	$1,153,173

Operating expenses:
C4 Processing	$26,563	$25,934	$52,075	$53,363
Performance Products	10,464	10,817	20,675	20,885

	$37,027	$36,751	$72,750	$74,248

Depreciation and amortization:
C4 Processing	$4,400	$4,414	$8,963	$8,975
Performance Products	2,577	2,770	5,164	5,347
Corporate	348	390	701	768
Unallocated	2,770	2,774	5,516	5,276

	$10,095	$10,348	$20,344	$20,366

Operating segment earnings
C4 Processing	$16,380	$62,467	$55,723	$88,479
Performance Products	7,963	9,261	14,821	18,261

	$24,343	$71,728	$70,544	$106,740

(1)	Cost of sales does not include operating expenses or depreciation and amortization expense, but for the three and six months ended June 30, 2012 does include a lower-of-cost-or-market adjustment of $2.8 million of which $2.2 million relates to the C4 Processing segment and $0.6 million relates to the Performance Products segment.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Reconciliation of operating segment earnings to net income

We define operating segment earnings as revenues less cost of sales, operating expenses and segment depreciation and amortization. Depreciation and amortization on certain assets cannot be reasonably allocated among the segments and are shown separately. The following table provides a reconciliation of operating segment earnings to net income for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating segment earnings	$24,343	$71,728	$70,544	$106,740
Unallocated and corporate depreciation and amortization	(3,118)	(3,164)	(6,217)	(6,044)
General and administrative expenses	(7,269)	(8,321)	(15,636)	(15,419)
Unallocated interest and other, net	(8,418)	(8,215)	(16,238)	(16,154)
Unallocated income tax expense	(2,174)	(17,731)	(11,135)	(23,418)

Net income	$3,364	$34,297	$21,318	$45,705

3.	Segment Assets

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

	TPCGI		TPCGLLC
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
C4 Processing	$462,673	$477,515	$462,673	$477,515
Performance Products	210,658	204,060	210,658	204,060
Corporate	177,493	152,402	94,161	69,541
Unallocated	133,920	135,723	133,920	135,723

	$984,744	$969,700	$901,412	$886,839

The difference in the corporate assets of TPCGI and TPCGLLC consists nearly 100% of cash.

4.	Intersegment Sales

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

NOTE O – SUBSEQUENT EVENTS

We evaluated subsequent events through the date the financial statements were issued and determined that there were no events which should be disclosed or recognized in the financial statements.

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION

Under the indenture governing the Notes, the Notes are fully and unconditionally and jointly and severally guaranteed (the “Guarantees”) initially by all of TPCGLLC’s material domestic subsidiaries. Each of the subsidiary guarantors is 100% owned by TPCGLLC, and there are no subsidiaries of TPCGLLC other than the subsidiary guarantors. TPCGLLC is a wholly owned subsidiary of TPCGI. TPCGLLC provided 100% of TPCGI’s total consolidated revenue for all periods presented and nearly 100% of TPCGI’s total consolidated noncash asset base as of June 30, 2012 and December 31, 2011. TPCGI and its only other direct wholly owned subsidiary, Texas Petrochemicals Netherlands B.V., are neither issuers nor guarantors of the Notes. Condensed consolidating financial information with respect to the guarantors is presented below. There are no significant restrictions on the ability of TPCGLLC or any subsidiary guarantor to obtain funds from its subsidiaries by dividend or loan.

The following tables set forth condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011, condensed consolidating statements of operations for the three and six months ended June 30, 2012 and 2011 and condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011. The accompanying consolidating financial information includes the accounts of TPCGI and TPCGLLC (the “Issuer”), and the combined accounts of all guarantor subsidiaries. In the opinion of management, separate complete financial statements of guarantor subsidiaries would not provide additional information that would be material for investors to evaluate the sufficiency of the Guarantees.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2012

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$51,156	$1	$—	$51,157	$84,244	$—	$135,401
Trade accounts receivable	191,410	—	—	191,410	—	—	191,410
Due from parent	1,243	(331)	—	912	(912)	—	—
Inventories	91,655	—	—	91,655	—	—	91,655
Other current assets	23,740	—	—	23,740	—	—	23,740

Total current assets	359,204	(330)	—	358,874	83,332	—	442,206
Property, plant and equipment, net	496,923	1,319	—	498,242	—	—	498,242
Investment in limited partnership	2,686	—	—	2,686	—	—	2,686
Intangible assets, net	5,888	—	—	5,888	—	—	5,888
Investment in subsidiaries	939	—	(939)	—	228,542	(228,542)	—
Other assets	35,722	—	—	35,722	—	—	35,722

Total assets	$901,362	$989	$(939)	$901,412	$311,874	$(228,542)	$984,744

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$169,657	$—	$—	$169,657	$36	$—	$169,693
Accrued liabilities	25,604	50	—	25,654	18	—	25,672

Total current liabilities	195,261	50	—	195,311	54	—	195,365
Long-term debt	348,178	—	—	348,178	—	—	348,178
Deferred income taxes	129,381	—	—	129,381	—	—	129,381

Total liabilities	672,820	50	—	672,870	54	—	672,924

Commitments and contingencies
Equity	228,542	939	(939)	228,542	311,820	(228,542)	311,820

Total liabilities and equity	$901,362	$989	$(939)	$901,412	$311,874	$(228,542)	$984,744

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

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2012

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
Revenue	$690,022	$43	$—	$690,065	$—	$—	$690,065
Cost of sales (excludes items listed below)	621,718	—	—	621,718	—	—	621,718
Operating expenses	37,002	25	—	37,027	—	—	37,027
General and administrative expenses	7,269	—	—	7,269	—	—	7,269
Depreciation and amortization	10,066	29	—	10,095	—	—	10,095

Income (loss) from operations	13,967	(11)	—	13,956	—	—	13,956
Other (income) expense:
Interest expense	8,689	—	—	8,689	—	—	8,689
Interest income	(14)	—	—	(14)	(41)	—	(55)
Net loss (income) in consolidated subsidiaries	11	—	(11)	—	(3,369)	3,369	—
Other, net	(262)	—	—	(262)	46	—	(216)

Income (loss) before income taxes	5,543	(11)	11	5,543	3,364	(3,369)	5,538
Income tax expense	2,174	—	—	2,174	—	—	2,174

Net income (loss)	$3,369	$(11)	$11	$3,369	$3,364	$(3,369)	$3,364

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2011

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
Revenue	$792,878	$14	$—	$792,892	$—	$—	$792,892
Cost of sales (excludes items listed below)	677,229	—	—	677,229	—	—	677,229
Operating expenses	36,744	7	—	36,751	—	—	36,751
General and administrative expenses	8,321	—	—	8,321	—	—	8,321
Depreciation and amortization	10,329	19	-	10,348	-	-	10,348

Income (loss) from operations	60,255	(12)	—	60,243	—	—	60,243
Other (income) expense:
Interest expense	8,676	—	—	8,676	—	—	8,676
Interest income	(5)	—	—	(5)	(38)	—	(43)
Net loss (income) in consolidated subsidiaries	12	—	(12)	—	(34,307)	34,307	—
Other, net	(511)	—	—	(511)	93	—	(418)

Income (loss) before income taxes	52,083	(12)	12	52,083	34,252	(34,307)	52,028
Income tax expense	17,776	—	—	17,776	(45)	—	17,731

Net income (loss)	$34,307	$(12)	$12	$34,307	$34,297	$(34,307)	$34,297

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2012

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
Revenue	$1,296,091	$87	$—	$1,296,178	$—	$—	$1,296,178
Cost of sales (excludes items listed below)	1,138,757	—	—	1,138,757	—	—	1,138,757
Operating expenses	72,700	50	—	72,750	—	—	72,750
General and administrative expenses	15,636	—	—	15,636	—	—	15,636
Depreciation and amortization	20,286	58	—	20,344	—	—	20,344

Income (loss) from operations	48,712	(21)	—	48,691	—	—	48,691
Other (income) expense:
Interest expense	16,829	—	—	16,829	—	—	16,829
Interest income	(28)	—	—	(28)	(84)	—	(112)
Net loss (income) in consolidated subsidiaries	21	—	(21)	—	(21,324)	21,324	—
Other, net	(569)	—	—	(569)	90	—	(479)

Income (loss) before income taxes	32,459	(21)	21	32,459	21,318	(21,324)	32,453
Income tax expense	11,135	—	—	11,135	—	—	11,135

Net income (loss)	$21,324	$(21)	$21	$21,324	$21,318	$(21,324)	$21,318

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2011

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
Revenue	$1,348,453	$30	$—	$1,348,483	$—	$—	$1,348,483
Cost of sales (excludes items listed below)	1,153,173	—	—	1,153,173	—	—	1,153,173
Operating expenses	74,233	15	—	74,248	—	—	74,248
General and administrative expenses	15,419	—	—	15,419	—	—	15,419
Depreciation and amortization	20,327	39	—	20,366	—	—	20,366

Income (loss) from operations	85,301	(24)	—	85,277	—	—	85,277
Other (income) expense:
Interest expense	17,094	—	—	17,094	—	—	17,094
Interest income	(38)	—	—	(38)	(46)	—	(84)
Net loss (income) in consolidated subsidiaries	24	—	(24)	—	(45,752)	45,752	—
Other, net	(949)	—	—	(949)	93	—	(856)

Income (loss) before income taxes	69,170	(24)	24	69,170	45,705	(45,752)	69,123
Income tax expense	23,418	—	—	23,418	—	—	23,418

Net income (loss)	$45,752	$(24)	$24	$45,752	$45,705	$(45,752)	$45,705

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
Cash provided by operating activities	$50,083	$—	$—	$50,083	$25	$—	$50,108

Cash used in investing activities	(22,788)	—	—	(22,788)	—	—	(22,788)

Cash flows from financing activities:
Exercise of stock options	—	—	—	—	509	—	509

Cash provided by financing activities	—	—	—	—	509	—	509

Increase in cash and cash equivalents	27,295	—	—	27,295	534	—	27,829
Cash and cash equivalents, beginning of period	23,861	1	—	23,862	83,710	—	107,572

Cash and cash equivalents, end of period	$51,156	$1	$—	$51,157	$84,244	$—	$135,401

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2011

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
Cash provided by (used in) operating activities	$10,479	$—	$—	$10,479	$(2,125)	$—	$8,354

Cash used in investing activities	(20,845)	—	—	(20,845)	—	—	(20,845)

Cash flows from financing activities:
Exercise of stock options	—	—	—	—	764	—	764
Repurchase of common stock	—	—	—	—	(7,801)	—	(7,801)
Capital distributions of parent	(68,605)	—	—	(68,605)	68,605	—	—

Cash (used in) provided by financing activities	(68,605)	—	—	(68,605)	61,568	—	(7,037)

(Decrease) increase in cash and cash equivalents	(78,971)	—	—	(78,971)	59,443	—	(19,528)
Cash and cash equivalents, beginning of period	83,857	1	—	83,858	1,736	—	85,594

Cash and cash equivalents, end of period	$4,886	$1	$—	$4,887	$61,179	$—	$66,066

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Explanatory Note – TPCGI and TPCGLLC

TPCGLLC is the principal wholly owned subsidiary of TPCGI. TPCGLLC provided 100% of TPCGI’s total consolidated revenue for all periods presented and nearly 100% of TPCGI’s total consolidated noncash asset base as of June 30, 2012 and December 31, 2011. Unless the context indicates otherwise, throughout the following discussion and analysis of our financial condition and results of operations, the terms “the Company”, “we”, “us”, “our” and “ours” are used to refer to both TPCGI and TPCGLLC and their direct and indirect subsidiaries. Any discussions or areas in this report that apply specifically to TPCGI or TPCGLLC are clearly noted as such.

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

Material Industry Trends

We receive most of our crude C4 feedstock from steam crackers, which are designed to process naphtha and natural gas liquids (NGLs) as feedstocks for ethylene production. Crude C4 is a byproduct of the ethylene production process, and the volume of crude C4 produced by the process is driven by both the volume of ethylene produced and the composition of the steam cracker feedstock. Some major ethylene producers have the flexibility to shift from light feedstocks, such as NGLs, to heavier feedstocks, such as naphtha, or vice versa depending on the economics of the feedstock. When ethylene producers process heavier feedstock, greater volumes of crude C4 are produced. However, when light feedstocks are inexpensive relative to heavy feedstocks, the producers may choose to process those light feedstocks instead, a process referred to as “light cracking,” which results in lower volumes of crude C4 production. Throughout 2011 and the first half of 2012, NGL prices remained attractive relative to naphtha; consequently, light cracking was prevalent and crude C4 supply was reduced over the same period, which had a negative impact on our C4 Processing segment production and sales volumes. We anticipate that the relatively high cost of crude oil compared to the cost of natural gas that we have seen over the past four to five years will continue, especially in light of the abundance of shale natural gas being discovered and developed in the U.S., and will drive continuation of light cracking well into the future. In addition to the impact of light cracking, crude C4 supply was further reduced during the first half of 2012 by an abnormally high concentration of planned steam cracker maintenance outages.

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

In early 2012, based on an anticipated recovery in global economic conditions relative to the fourth quarter of 2011, we experienced a sequential strengthening in demand for our products, that was bolstered by customers restocking their low 2011 year-end inventory levels in anticipation of an upturn in end-use demand. Regarding butadiene, the upturn in demand in the first quarter of 2012 coincided with the abnormally high concentration of planned ethylene plant maintenance outages, which significantly curtailed the availability of crude C4 feedstock, and in turn resulted in a tight supply of finished butadiene. This tight supply condition, in conjunction with the upturn in demand, drove the contract price of butadiene from 0.98/lb in December 2011 to $1.46/lb. in March 2012, an increase of 49%.

In the early part of the second quarter of 2012, the favorable economic trend of the first quarter began to wane in light of mixed signals regarding the global economic outlook for the remainder of 2012. The reversal of what appeared to be a positive trend in the first quarter was driven by renewed concern over the instability of the European economy and its potential impact on the U.S. economy, as well as indications of a slowing economic growth rate in the emerging market economies. Consequently, in the early part of the second quarter we began to experience a general softening in demand for our products, especially for butadiene, which was exacerbated by customers’ concerns regarding their inventory levels, which had been replenished during the first quarter. As a result, after increasing to $1.55/lb. in April 2012, the price of butadiene declined to $1.48/lb in May 2012 and to $1.09 in June 2012, a 30% decline over the last two months of the quarter. As a result of further weakening in selling prices in July 2012, we recorded a lower-of-cost-or-market adjustment of $2.8 million to write down the carrying value of our inventories, primarily butadiene, at June 30, 2012, which is discussed in more detail below.

Outlook

Currently, supply and demand conditions in the U.S. are more balanced, as ethylene crackers return from the first half outages and demand continues to be relatively weak but stable. This should translate into relatively more stable pricing until demand improves from current levels. The August contract price for butadiene is a roll-over from July, consistent with this view.

We continue to make excellent progress on our strategic growth projects, including on-purpose butadiene for our strategic customers and isobutylene production for our performance products and fuel products businesses. These projects will drive our longer term growth and profit performance by capitalizing on attractive market fundamentals, projected long term shortages in butadiene, idled production assets, and the expected supply of cost-advantaged butane from natural gas liquids. We also remain very focused on our strategies to expand service fees and contractual margins in our C4 Processing segment, achieve targeted volume growth in our Performance Products segment and drive efficiencies across our operations.

TPCGI and TPCGLLC Results of Operations

The following table provides unaudited sales volumes, revenues, cost of sales, gross profit (defined below), operating expenses, lower-of-cost-or-market adjustment and TPCGI EBITDA (defined below) by reportable segment (amounts in thousands) for the three and six months ended June 30, 2012 and 2011. Please refer to this information, as well as our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, when reading our discussion and analysis of results of operations below. All information provided in the table below, except sales volumes, is derived from our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. All information provided in the table is the same for both TPCGI and TPCGLLC, except for minor differences in Corporate expenses, which are discussed in note 5 to the table.

Gross profit, as used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, is defined as revenue less cost of sales (which excludes operating expenses and depreciation and amortization, but includes the lower-of-cost-or-market adjustment of $2.8 million of which $2.2 million relates to the C4 Processing segment and $0.6 million relates to the Performance Products segment) as reported in our Condensed Consolidated Statements of Operations and Comprehensive Income and by operating segment in the table below. Gross profit is the residual amount that is available to cover all other expenses after deducting the variable costs to produce and distribute our products from revenue.

EBITDA is not a measure computed in accordance with generally accepted accounting principles in the United States (“GAAP”). A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statements of operations, balance sheets, or statements of cash flows (or equivalent statements); or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. The table below provides a reconciliation of TPCGI EBITDA to TPCGI Net Income, the GAAP measure most directly comparable to EBITDA.

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

We calculate EBITDA as earnings before interest, taxes, depreciation and amortization. In certain prior periods, we have reported EBITDA adjusted to remove or add back items that management believed distorted comparability between periods (Adjusted EBITDA). As shown below in the reconciliation of TPCGI EBITDA to TPCGI Net Income, the GAAP measure most directly comparable to EBITDA, there were no such adjustments to EBITDA for any of the periods presented. However, there may be adjustments to EBITDA in future periods for items we believe distort comparability and such items will be clearly presented and explained.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales volumes (lbs) (1):
C4 Processing	602,063	691,239	1,106,499	1,272,448
Performance Products	141,705	168,555	271,033	338,082

	743,768	859,794	1,377,532	1,610,530

Revenue:
C4 Processing	$575,786	$659,077	$1,076,666	$1,093,398
Performance Products	114,279	133,815	219,512	255,085

	$690,065	$792,892	$1,296,178	$1,348,483

Cost of sales (2):
C4 Processing	$528,443	$566,262	$959,905	$942,581
Performance Products	93,275	110,967	178,852	210,592

	$621,718	$677,229	$1,138,757	$1,153,173

Gross profit (3):
C4 Processing	$47,343	$92,815	$116,761	$150,817
Performance Products	21,004	22,848	40,660	44,493

	$68,347	$115,663	$157,421	$195,310

Operating expenses:
C4 Processing	$26,563	$25,934	$52,075	$53,363
Performance Products	10,464	10,817	20,675	20,885

	$37,027	$36,751	$72,750	$74,248

TPCGI EBITDA (4)(5):
C4 Processing	$20,780	$66,881	$64,686	$97,453
Performance Products	10,540	12,031	19,985	23,608
Corporate	(7,053)	(7,903)	(15,157)	(14,562)

	$24,267	$71,009	$69,514	$106,499

(1)	Sales volumes represent product sales volumes only and do not include volumes of products delivered under tolling or similar arrangements, in which we do not purchase the raw materials, but process raw materials for another party for a specified fee.
(2)	Cost of sales does not include operating expenses or depreciation and amortization expense, but for the three and six months ended June 30, 2012 does include the lower-of-cost-or-market adjustment of $2.8 million of which $2.2 million relates to the C4 Processing segment and $0.6 million relates to the Performance Products segment.
(3)	Gross profit is defined herein as revenue less cost of sales.
(4)	See above for a discussion of EBITDA and see below for reconciliations of TPCGI EBITDA to TPCGI Net Income for the periods presented.
(5)	EBITDA for the C4 Processing and Performance Products operating segments was the same for TPCGI and TPCGLLC for all periods presented. Total TPCGI EBITDA differs slightly from total TPCGLLC EBITDA due to minor differences in miscellaneous corporate expenses.

The following table provides a reconciliation of TPCGI EBITDA to TPCGI Net Income (in thousands) for the three and six months ended June 30, 2012 and 2011. Net Income is the most directly comparable GAAP measure reported in the Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
TPCGI Net Income	$3,364	$34,297	$21,318	$45,705
Income tax expense	2,174	17,731	11,135	23,418
Interest expense, net	8,634	8,633	16,717	17,010
Depreciation and amortization	10,095	10,348	20,344	20,366

TPCGI EBITDA	$24,267	$71,009	$69,514	$106,499

Contractual linkages of raw material costs and selling prices of finished products to commodity indices

The cost of our raw material feedstock purchases is usually determined by application of index-based formulas contained in many of our raw material supply contracts. Through these index-based formulas, our raw material costs are linked to commodity market indices (such as the published contract price for butadiene and indices based on the price of unleaded regular gasoline, butane, isobutane or propylene) or to the selling price of the related finished product. The selling prices for our finished products are also typically determined from index-based formulas contained in many of our sales contracts and, in most cases, the indices used to determine finished product selling prices are the same indices used to determine the cost of the corresponding raw material feedstock. The linkage between the costs of our raw material feedstocks and the selling prices of our finished products to the same indices mitigates, to varying degrees, our exposure to volatility in our average material margin per pound (which we define as the difference between average revenue per pound and average raw material cost per pound). Since these index-based pricing formulas provide relative stability in our average material margin per pound over time, the material margin percentage (which we define as the difference between average revenue per pound and average raw material cost per pound as a percentage of average revenue per pound) tends to decline during periods in which selling prices and raw material costs trend upward and tends to increase during periods when selling prices and raw material costs trend downward. Although the index-based pricing formulas provide relative stability in our average material margin per pound over time, it is not perfectly constant due to various factors, including those listed below.

•

We may purchase raw material feedstocks in one period based on market indices for that period, and then sell the related finished products in a later period based on market indices for the later period. Changes in selling prices of finished products, based on changes in the underlying market indices between the period the raw material feedstocks are purchased and the related finished products are sold, lessens the effect of the matching indices and causes variation in our average material margin per pound. For example, we may purchase crude C4 at pricing based on the January butadiene index but sell the finished butadiene at pricing based on the February butadiene index. If the butadiene index for January and February are the same, we would expect to realize substantially the same unit margins regardless of the absolute value of the index. However, if the index increases between January and February, we would realize a temporary margin expansion until pricing stabilizes; and conversely, if the index decreases, we would realize a temporary margin contraction. The magnitude of the effect on the average material margin per pound and the material margin percentage depends on the magnitude of the change in the underlying indices between the period the raw material is purchased and the period the finished product is sold and the quantity of inventory impacted by the change.

•

Although most of our supply and sales contracts contain index-based formulas, varying proportions of our raw material purchases and finished product sales are done on a spot basis or otherwise negotiated terms. In addition, while many of the index-based formulas in our contracts are simply based on a percentage of the relevant index, others apply adjustment factors to the market indices that do not fluctuate with changes in the underlying index. Although non-fluctuating adjustment factors would not impact the material margin per pound, they can impact the material margin percentage. During periods when market indices are high, the use of non-fluctuating adjustment factors tends to reduce the material margin percentage; and conversely, during periods when market indices are low the non-fluctuating adjustment factors tend to increase the material margin percentage.

•

Under some of our raw material purchase contracts the cost of the raw materials are based on a percentage of the relevant market index and under some of our sales contracts the selling price of the related finished product is based on a higher percentage of the same market index. As a result, the average material margin per pound tends to increase during periods in which the market indices are trending upward and tends to decrease during periods in which the market indices are trending downward, although the material margin percentage tends to be relatively constant.

•

Finished product selling price formulas under some of our sales contracts, primarily in the Performance Products segment, are based on commodity indices not for the period in which the sale occurs but for either a prior or subsequent period. The effect on profit margins of these selling price formulas is diminished during times of relatively stable market indices, but can have a substantial effect on both the average material margin per pound and the material margin percentage during times of rapidly increasing or decreasing market indices.

Average Material margin per pound and material margin percentage

The table below provides the average material margin per pound and the material margin percentage (both as defined above) for each period presented.

The overall average revenue per pound for the second quarter of 2012 was essentially flat compared to the second quarter of 2011. However, the overall average unit raw material cost in the second quarter of 2012 was 8% higher compared to the comparable prior year quarter, due primarily to the impact of butadiene price changes on the two periods. As a result, both the material margin per pound and the material margin percentage were lower for the second quarter of 2012 compared to the second quarter of 2011.

The overall average revenue per pound for the first six months of 2012 was 12% higher than the first six months or 2011, while average unit raw material cost was up 18%, due primarily to the impact of butadiene price changes on the two periods. As a result, both the material margin per pound and the material margin percentage were lower for the first half of 2012 compared to the first half of 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average revenue per pound ($)	$0.93	$0.92	$0.94	$0.84
Average raw material cost per pound ($)	0.80	0.74	0.79	0.67
Average material margin per pound ($)	0.13	0.18	0.15	0.17
Material margin percentage	14%	20%	16%	20%

Butadiene Price Impact

As discussed above, a substantial portion of our product selling prices and raw material costs are linked to the same commodity indices and this linkage mitigates, to varying degrees, our exposure to volatility in our profit margins. However, the stabilizing effect of using matching indices is lessened when we do not purchase the feedstock and sell the finished product in the same period. Regarding butadiene (our largest individual product line based on both sales volume and earnings), the linkage between our raw material cost and finished product selling price is the published contract price for butadiene. As a result of the timing between the purchase of crude C4 in one period and sale of finished butadiene in a later period, unit margins will expand as butadiene pricing trends upward and will contract as butadiene pricing trends downward. When pricing is stable, our unit margins are stable and represent the value of the processing and aggregation services we provide to our customers.

The table below provides the percentage change in the butadiene contract price and corresponding impact on our gross profit (in millions) for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
% increase (decrease) in butadiene contract price	(26)%	47%	10%	77%
Positive (negative) impact on gross profit (1)	$(13)	$27	$4	$35

(1)	The impact of the change in butadiene price for the three and six month periods ended June 30, 2012 includes the $2.0 million lower-of-cost-or-market adjustment related to butadiene inventory at June 30, 2012 (see definition of gross profit above and further discussion of lower-of-cost-or-market adjustment below).

As shown in the table above, the fluctuations in the contract price of butadiene during the periods presented had significant impacts on our gross profit. The impact over the first half of 2012 was a positive $4 million compared to a positive $35 million over the first half of 2011. The impact on the first half of 2012 consisted of a first quarter positive impact of $17 million and a second quarter negative impact of $13 million, while the impact on the first half of 2011 consisted of positive impacts in both the first quarter and second quarters of $8 million and $27 million, respectively.

The $17 million positive impact in the first quarter of 2012 resulted from a steady upward trend in contract pricing, from $0.98/lb. in December 2011 to $1.46/lb. in March 2012. The $13 million negative impact in the second quarter of 2012, which includes a $2.0 million lower-of-cost-or-market adjustment on butadiene inventory at June 30, 2012, reflected an initial increase to $1.55/lb. in April 2012 and then a decline to $1.48 in May 2012, to $1.09/lb in June 2012 and to $0.91/lb. in July 2012. The $8 million positive impact on the first quarter of 2011 reflected a price increase from $0.86/lb. in December 2010 to $1.04/lb. in March 2011, while the $27 million positive impact on the second quarter of 2011 reflected an increase from $1.04/lb. in March 2011 to $1.53/lb. in June 2011.

The following table summarizes the primary indices which impact our revenues and raw material costs by segment.

Segment / Finished Product	Revenues	Raw Material Costs
C4 Processing Segment
Butadiene	Butadiene	Butadiene
Butene – 1	Unleaded regular gasoline	Unleaded regular gasoline
Raffinates	Unleaded regular gasoline	Unleaded regular gasoline
MTBE	Unleaded regular gasoline	Unleaded regular gasoline

Performance Products Segment
High purity isobutylene	Butane	Unleaded regular gasoline
Diisobutylene	Butane	Butane
Polyisobutylene	Butane	Butane
Nonene	Propylene	Propylene
Tetramer	Propylene	Propylene

The following table summarizes the average index prices for each period presented.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Chg.	2012	2011	% Chg.
Average commodity prices:
Butadiene (cents/lb)(1)	136.9	138.5	-1%	130.3	118.2	10%
Unleaded regular gasoline (cents/gal)(2)	292.8	307.0	-5%	297.5	284.0	5%
Butane (cents/gal)(3)	161.5	186.7	-13%	177.1	181.0	-2%
Propylene (cents/lb)(1)	64.2	78.8	-19%	65.7	73.4	-10%

(1)	Industry pricing was obtained through IHS, formerly CMAI.
(2)	Industry pricing was obtained through Platts.
(3)	Industry pricing was obtained through OPIS.

Three months ended June 30, 2012 versus three months ended June 30, 2011

Revenue, cost of sales, operating expenses, general and administrative expenses, depreciation and amortization expense, the lower-of-cost-or-market adjustment and interest expense were the same for TPCGI and TPCGLLC for each period discussed below.

Revenue

Total revenue for the quarter ended June 30, 2012 was $690.1 million compared to $792.9 million for the prior year quarter. The decrease of $102.8 million, or 13%, was driven by a 13% decline in overall sales volume. The overall average unit selling price was essentially flat versus the prior year quarter, and therefore had a negligible impact on the variance.

C4 Processing segment revenue of $575.8 million for the second quarter of 2012 was down $83.3 million, or 13%, compared to second quarter 2011 revenue of $659.1 million. The decrease was due almost entirely to the impact of 13% lower sales volume as average selling prices across the product line portfolio were in line with the prior year quarter. The lower sales volume in the second quarter of 2012 reflected weaker market conditions and lesser demand than in the comparable prior year quarter, the tendency of some butadiene customers to defer their purchases during the current year quarter in light of the downward trend in pricing in May 2012 and June 2012, as well as crude C4 feedstock restrictions related to the abnormally high concentration of ethylene cracker maintenance outages that persisted through the entire first half of 2012. The overall average unit selling price for the segment was in line with the prior year in spite of slightly lower average commodity prices for butadiene and unleaded regular gasoline due in large part to a favorable customer mix as a result of limited product availability, especially for fuel products.

Performance Products segment revenue for the three months ended June 30, 2012 was $114.3 million compared to $133.8 million for the prior year quarter, a decrease of $19.5 million, or 15%. The lower revenue was driven by a 16% decrease in sales volume that reflected weaker demand than in the comparable prior year quarter, when customers were building inventory in light of a more positive economic outlook, as well as the negative impact on isobutylene derivatives production and sales volumes of an extended raw material supplier maintenance outage. The average unit selling price for the segment was up 2%, which had a $2.0 million positive impact on revenue. The average unit selling price for the Performance Products segment was slightly better than the prior year quarter, in spite of lower average commodity prices, as a result of a more favorable customer mix due to restricted product availability, better negotiated pricing for products not linked to commodity indices and reduced volume of low value by-products as a result of a successful yield improvement project.

Cost of sales

Total cost of sales was $621.7 million for the second quarter of 2012 compared to $677.2 million for the second quarter of 2011. The overall $55.5 million, or 8%, decrease reflected the 13% decrease in sales volume, partially offset by an 8% increase in average unit raw material cost. The higher average unit raw material cost was driven by the impact of butadiene price changes in the current and prior year quarters.

Cost of sales for the second quarter of 2012 included a lower-of-cost-or-market charge of $2.8 million to recognize the loss in value of certain inventories as of June 30, 2012 based on estimated recoverable amounts. Of the total charge, $2.0 million related to butadiene and $0.2 million related to fuel products in the C4 Processing segment and $0.6 million related to isobutylene derivative products in the Performance Products segment. The $2.0 million charge related to butadiene inventory reflected the decline in the butadiene benchmark price from $1.09/lb. in June 2012 to $0.91/lb. in July 2012.

C4 Processing segment cost of sales was $528.4 million in the second quarter of 2012 compared to $566.3 million in the second quarter of 2011. The $37.8 million, or 7%, decrease reflected the impact of the 13% decline in sales volume, partially offset by an increase of 9% in average unit raw material cost. The average unit raw material cost in the second quarter of 2012 was higher, in spite of relatively flat average commodity prices for butadiene and unleaded regular gasoline, due primarily to the impact of butadiene price changes during the two periods. As discussed above, in spite of the linkage between the cost of crude C4 we purchase and the price at which we sell finished butadiene, our raw material costs and profit margins in a given period are impacted by purchasing crude C4 in one period and selling finished butadiene in a subsequent period during times of butadiene price volatility. Cost of sales for the second quarter of 2012 included a negative butadiene pricing impact of $13 million (which included the lower-of-cost-or-market adjustment of $2.0 million discussed above), while the second quarter of 2011 included a positive butadiene pricing impact of $27 million, which resulted in relatively higher cost of sales of $40 million in the second quarter of 2012 compared to the second quarter of 2011. C4 Processing segment cost of sales as a percentage of segment revenues was 92% for the second quarter of 2012 compared to 86% for the second quarter of 2011, which reflected the butadiene pricing impact.

Performance Products segment cost of sales was $93.3 million in the second quarter of 2012 compared to $111.0 million in the prior year quarter, which represents a decrease of $17.7 million, or 16%. The decrease in cost of sales was due almost entirely to the 16% decline in sales volume, as the average per unit raw material cost was essentially flat compared to the prior year quarter as a result of a product mix that included reduced volume of low value by-products as a result of a successful yield improvement project. Performance Products segment cost of sales as a percentage of segment revenues was 82% for the second quarter of 2012 compared to 83% for the second quarter of 2011.

Operating expenses

Operating expenses incurred in the second quarter of 2012 were $37.0 million compared to $36.8 million for the prior year quarter. The $0.2 million increase was due primarily to slightly higher outside service fees.

General and administrative expenses

General and administrative expenses of $7.3 million for the second quarter of 2012 were down $1.0 million compared to $8.3 million in the second quarter of 2011 due primarily to lower legal and other professional fees.

Depreciation and amortization expense

Depreciation and amortization expense was $10.1 million for the second quarter of 2012 compared to $10.3 million for the prior year quarter. The increase in depreciation related to projects completed over the past year was slightly more than offset by the decrease in depreciation related to assets that became fully depreciated over the same period.

Interest expense

Interest expense, which consists of interest on the 8 1/4% Senior Secured Notes (the Notes) and amortization of deferred financing costs, was $8.7 million in both the current and prior year quarters. There were no borrowings on the Revolving Credit Facility in either period.

Interest income

Interest income represents interest on short-term deposits. TPCGI interest income is higher than TPCGLLC interest income in both the current and prior year quarters due to TPCGI’s larger cash balance during each period.

Other, net

Other, net for both TPCGI and TPCGLLC for the second quarters of both 2012 and 2011 consisted primarily of income from our investment in Hollywood/Texas Petrochemicals LP, a joint venture with Kirby Inland Marine to operate four barges capable of transporting chemicals, which is accounted for under the equity method. The lower amount for the current year quarter reflected lower income from the joint venture of $0.1 million and minor differences in other miscellaneous items. The minor differences in other, net between TPCGI and TPCGLLC in both the current and prior year quarters were due to TPCGI Delaware franchise taxes.

Income tax expense

The effective income tax rates for TPCGI and TPCGLLC were essentially the same for both the second quarter of 2012 and second quarter of 2011. In second quarter of 2011, income tax expense for TPCGLLC differed from TPCGI’s expense by a minor amount due to reclassification of TPCGI Delaware franchise taxes to other expense, net in the second quarter of 2012. The effective tax rates for both the current and prior year quarters were based on the projected effective rates for the respective full years ending December 31. The effective rates for both periods reflected the federal statutory rate of 35%, adjusted for the impact of projected permanent differences, the Section 199 domestic production deduction and state income taxes. The effective rate for the second quarter of 2012 was higher than the second quarter of 2011 due to a settlement with the Texas Comptroller of Public Accounts during the second quarter of 2012 for $0.3 million related to Texas franchise tax audits for fiscal years ended June 30, 2007, 2008 and 2009. The settlement amount included both additional taxes due and a minor amount of interest. There were no penalties assessed.

Net income

Net income for TPCGI in the second quarter of 2012 was $3.4 million compared to $34.3 million in the second quarter of 2011. The primary components of the $30.9 million decrease were lower gross profit of $47.3 million, partially offset by lower general and administrative expenses of $1.0 million and lower income taxes of $15.6 million. TPCGLLC’s net income for the current and prior year quarters was slightly different from the TPCGI amounts due to minor differences in miscellaneous corporate expenses and Delaware franchise taxes.

EBITDA

EBITDA for the C4 Processing and Performance Products operating segments were the same for TPCGI and TPCGLLC for each period discussed below. Total TPCGI EBITDA differs slightly from total TPCGLLC EBITDA due to minor differences in miscellaneous corporate expenses. Due to the insignificance of the differences, the discussion of total EBITDA and corporate expenses below will be from the TPCGI perspective only.

EBITDA for the second quarter of 2012 was $24.3 million compared to $71.0 million for the second quarter of 2011. The decrease of $46.7 million, or 66%, reflected lower EBITDA for both the C4 Processing and the Performance Products segments.

C4 Processing segment EBITDA was $20.8 million in the current year second quarter versus $66.9 million in the prior year second quarter. The decrease of $46.1 million, or 69%, reflected lower gross profit of $45.5 million and higher operating expenses of $0.6 million. The decrease in gross profit reflected 13% lower sales volume and a 41% decrease in average unit margin. The lower sales volume accounted for $9 million of the decrease and the lower average unit margin accounted for the remaining $37 million of the decrease. The decrease in average unit margin reflected the negative impact of a 26% decline in butadiene pricing during the second quarter of 2012, which was in contrast to the positive impact of a 47% increase in butadiene pricing during the second quarter of 2011. The price decline in the current year quarter had a negative impact on gross profit of $13 million (including the lower-of-cost-or-market charge of $2.0 million), and the price increase in the prior year quarter had a positive impact on gross profit of $27 million, which represents a comparatively unfavorable impact on gross profit of $40 million. In addition to the butadiene price impact, fuel product margins were lower in the current year quarter, which reflected relatively weaker market conditions and fuel product values in the current year quarter. Aside from the butadiene price impact, the average unit margin on butadiene improved in the second quarter of 2012 compared to the prior year quarter, which reflected the inherent value of the logistics and aggregation services we provide for both our suppliers and our customers.

Performance Products segment EBITDA for the second quarter of 2012 was $10.5 million compared to $12.0 million for the second quarter of 2011. The $1.5 million, or 12%, decrease reflected lower gross profit of $1.8 million, partially offset by lower operating expenses of $0.3 million. The decrease in gross profit reflected 16% lower sales volume, which had a negative impact of $2 million, partially offset by a 9% improvement in average unit margin. The higher average unit margin reflected a favorable product mix that included reduced volume of low margin by-products as a result of a successful yield improvement project and better negotiated pricing margins on products whose selling prices are not tied to commodity indices.

Corporate and other expenses consist of general and administrative expenses and other, net discussed above.

Six months ended June 30, 2012 versus six months ended June 30, 2011

Revenue, cost of sales, operating expenses, general and administrative expenses, depreciation and amortization expense, the lower-of-cost-or-market adjustment and interest expense were the same for TPCGI and TPCGLLC for each period discussed below.

Revenue

Total revenue for the six months ended June 30, 2012 was $1,296.2 million compared to $1,348.5 million for the six months ended June 30, 2011. The decrease of $52.3 million, or 4%, reflected 14% lower sales volume, partially offset by a 12% increase in the overall average unit selling price.

C4 Processing segment revenue of $1,076.7 million for the first six months of 2012 was down $16.7 million, or 2%, compared to the first six months of 2011. The slight decrease reflected 13% lower sales volume, which was substantially offset by a 13% increase in average unit selling price. The lower volume had a negative impact on revenue of $119 million, while the higher average unit selling price had a positive impact of $102 million. The lower sales volume in the 2012 period reflected curtailed production as a result of limited availability of crude C4 feedstock due to the abnormally high concentration of ethylene cracker maintenance outages, especially in the first quarter, and weaker market conditions than in the comparable prior year second quarter. Aside from the soft demand for butadiene in the second quarter of 2012, sales volume was also negatively impacted by high customer inventory levels that had been replenished during the first quarter and the tendency of some butadiene customers to defer their purchases in light of declining prices. The higher average unit selling price reflected the higher average index prices for butadiene and unleaded regular gasoline of 10% and 5%, respectively.

Performance Products segment revenue for the six months ended June 30, 2012 was $219.5 million compared to $255.1 million for the first six months of 2011, a decrease of $35.6 million, or 14%. The lower revenue reflected the impact of a 20% decrease in sales volume, partially offset by a 7% increase in average unit selling price for the segment. The negative impact of the lower sales volume was $46 million and the positive impact of the higher average unit selling price was $10 million. The lower sales volume reflected feedstock constraints in the first half of 2012 from the abnormally high level of planned crude C4 supplier outages, extended and unplanned outages regarding major suppliers for the isobutylene and propylene derivatives product lines, relatively stronger demand in 2011 due to customers building their inventory levels in light of a positive economic outlook and lower sales volume of low value by-products as a result of a successful yield improvement project. The average unit selling price for the Performance Products segment was higher than the prior year quarter, in spite of lower average commodity prices, as a result of more favorable customer mix due to restricted product availability, better negotiated pricing for products not linked to commodity indices and the reduced volume of low value by-products.

Cost of sales

Total cost of sales was $1,138.8 million for the six months ended June 30, 2012 compared to $1,153.2 million for the six months ended June 30, 2011. The overall $14.4 million, or 1%, decrease reflected the 14% decrease in sales volume, partially offset by an 18% increase in average unit raw material cost. The higher average unit raw material cost was driven by the impact of butadiene price changes during the current and prior year periods.

Cost of sales for the first six months of 2012 included a lower-of-cost-or-market charge of $2.8 million to recognize the loss in value of certain inventories as of June 30, 2012 based on estimated recoverable amounts. Of the total charge, $2.0 million related to butadiene and $0.2 million related to fuel products in the C4 Processing segment and $0.6 million related to isobutylene derivative products in the Performance Products segment. The $2.0 million charge related to butadiene inventory reflected the decline in the butadiene benchmark price from $1.09/lb. in June 2012 to $0.91/lb. in July 2012.

C4 Processing segment cost of sales was $959.9 for the six months ended June 30, 2012, which was up $17.3 million, or 2%, compared to $942.6 million for the six months ended June 30, 2011. The increase reflected the impact of a 20% increase in average unit raw material cost, partially offset by the 13% decline in sales volume. The increase in average unit raw material cost for the first half of 2012 compared to the first half of 2011 was due primarily to the impact of butadiene price changes during the two periods and, to a lesser extent, the increases in the average index prices for butadiene and unleaded regular gasoline of 10% and 5%, respectively. As discussed above, in spite of the linkage between the cost of crude C4 we purchase and the price at which we sell finished butadiene, our raw material costs and profit margins in a given period are impacted by purchasing crude C4 in one period and selling finished butadiene in a subsequent period during times of butadiene price volatility. Cost of sales for the first six months of 2012 included a positive butadiene pricing impact of $4 million (which included the lower-of-cost-or-market adjustment of $2.0 million discussed above), while cost of sales for the first six months of 2011 included a positive butadiene pricing impact of $35 million, which resulted in relatively higher cost of sales of $31 million in the first half of 2012 compared to the first half of 2011. C4 Processing segment cost of sales as a percentage of segment revenues was 89% for the first half of 2012 compared to 86% for the first half of 2011, which reflected the butadiene pricing impact.

Performance Products segment cost of sales was $178.9 million for the six months ended June 30, 2012 compared to $210.6 million for the six months ended June 30, 2011, which represented a decrease of $31.7 million, or 15%. The decrease in cost of sales reflected the 20% decline in sales volume, partially offset by the impact of a 7% increase in the average unit raw material cost. The average unit raw material cost for the first half of 2012 was higher than the first half of 2011, in spite of lower average commodity prices, as a result of contractual raw material cost increases not linked to commodity index pricing and reduced volume of low value by-products as a result of a successful yield improvement project. Performance Products segment cost of sales as a percentage of segment revenues was 81% for the first half of 2012 compared to 83% for the first half of 2011.

Operating expenses

Operating expenses for the six months ended June 30, 2012 were $72.7 million compared to $74.2 million for the prior year quarter. The $1.5 million, or 2%, decrease consisted primarily of lower maintenance expense of $2.2 million and lower outside service fees of $0.5 million, partially offset by higher personnel expense of $0.5 million, higher storage and handling expenses of $0.5 million and higher professional fees of $0.2 million. The lower maintenance expense reflected a write-off in the prior year period of $1.1 million of previously deferred turnaround cost as a result of accelerating the timing of a planned turnaround at the Houston facility.

General and administrative expenses

General and administrative expenses of $15.6 million for the first half of 2012 were up $0.2 million compared to the first half of 2011 due primarily to higher professional fees.

Depreciation and amortization expense

Depreciation and amortization expense was $20.3 million for the first six months of 2012 compared to $20.4 million for the first six months of 2011. The increase in depreciation related to projects completed over the past year was slightly more than offset by the decrease in depreciation related to assets that became fully depreciated over the same period.

Interest expense

Interest expense, which consists primarily of interest on the Notes, was $16.8 million compared to $17.1 million for the six months ended June 30, 2011. The prior year amount was higher as a result of a true-up in the first quarter of 2011 based on the first interest payment made on April 1, 2011.

Interest income

Interest income represents interest on short-term deposits. TPCGI interest income is higher than TPCGLLC interest income in both the current and prior year periods due to TPCGI’s larger cash balance during each period.

Other, net

Other, net for both TPCGI and TPCGLLC for the first half of both 2012 and 2011 consisted primarily of income from our investment in Hollywood/Texas Petrochemicals LP, a joint venture with Kirby Inland Marine to operate four barges capable of transporting chemicals, which is accounted for under the equity method. The lower amount for the first half of 2012 reflected lower income from the joint venture of $0.1 million and minor differences in other miscellaneous items. The minor differences in other, net between TPCGI and TPCGLLC in both the current and prior year periods were due to TPCGI Delaware franchise taxes.

Income tax expense

The effective income tax rates for TPCGI and TPCGLLC were essentially the same for the six month periods ended June 30, 2012 and 2011. The effective tax rates for both the current and prior year periods were based on the projected effective rates for the respective full years ending December 31. The effective rates for both periods reflected the federal statutory rate of 35%, adjusted for the impact of projected permanent differences, the Section 199 domestic production deduction and state income taxes. The effective rate for the first six months of 2012 was higher than the first six months of 2011 due to a settlement with the Texas Comptroller of Public Accounts during the second quarter of 2012 for $0.3 million related to Texas franchise tax audits for fiscal years ended June 30, 2007, 2008 and 2009. The settlement amount included both additional taxes due and a minor amount of interest. There were no penalties assessed.

Net income

Net income for TPCGI for the six months ended June 30, 2012 was $21.3 million compared to $45.7 million in the six months ended June 30, 2011. The primary components of the $24.4 million decrease were lower gross profit of $37.9 million, partially offset by lower operating expenses of $1.5 million and lower income taxes of $12.3 million. TPCGLLC’s net income for the current and prior year periods was slightly different from the TPCGI amounts due to minor differences in miscellaneous corporate expenses and Delaware franchise taxes.

EBITDA

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

EBITDA for the six months ended June 30, 2012 was $69.5 million compared to $106.5 million for the six months ended June 30, 2011. The decrease of $37.0 million, or 35%, reflected lower EBITDA for both the C4 Processing and the Performance Products segments.

C4 Processing segment EBITDA was $64.7 million for the six months ended June 30, 2012 compared to $97.5 million for the six months ended June 30, 2011. The decrease of $32.8 million, or 34%, reflected lower gross profit of $34.1, partially offset by lower operating expenses of $1.3 million. The decrease in gross profit reflected 13% lower sales volume and an 11% decrease in average unit margin. The lower sales volume accounted for $14 million of the decrease and the lower average unit margin accounted for remaining $20 million of the decrease. The decrease in average unit margin reflected the comparatively negative impact of a 10% increase in butadiene pricing during the first six months of 2012 compared to a 77% increase during the first six months of 2011. The price increase in the current year period had a positive impact on gross profit of $4 million (including the lower-of-cost-or-market charge of $2.0 million), while the price increase in the prior year period had a positive impact on gross profit of $35 million, which represents a comparatively unfavorable impact on gross profit of $31 million. Aside from the butadiene price impact, the average unit margin on butadiene improved in the first half of 2012 compared to the first half of 2011, which reflected the inherent value of the logistics and aggregation services we provide for both our suppliers and our customers.

Performance Products segment EBITDA for the first six months of 2012 was $20.0 million versus $23.6 million for the first six months of 2011. The $3.6 million, or 15%, decrease reflected lower gross profit of $3.8 million, partially offset by lower operating expenses of $0.2 million. The decrease in gross profit reflected 20% lower sales volume, which had a negative impact of $6 million, partially offset by a 14% improvement in average unit margin. The higher average unit margin reflected a favorable product mix that included reduced volume of low margin by-products as a result of a successful yield improvement project and better negotiated pricing margins on products whose selling prices are not tied to commodity indices.

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

At June 30, 2012, we had total debt of $348.2 million and cash on hand of $135.4 million. Debt outstanding consisted entirely of the Notes, as there were no borrowings under our Revolving Credit Facility. As of June 30, 2012, we were in compliance with all covenants set forth in the indenture governing the Notes and the credit agreement governing the Revolving Credit Facility.

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

Availability under the Revolving Credit Facility is limited to the borrowing base, comprised of 85% of eligible accounts receivable and 65% of eligible inventory, as redetermined monthly. Up to $30 million of the facility may be used for the issuance of letters of credit. The Revolving Credit Facility also includes an accordion feature under which the lenders may agree, upon our request, to increase their commitments to an aggregate amount not to exceed $200 million. The Revolving Credit Facility matures on April 29, 2014. At June 30, 2012, we had the ability to access the full $175.0 million of availability under the Revolving Credit Facility, while still maintaining compliance with the covenants contained therein and in the indenture governing the Notes.

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

Distributions to TPCGI from TPCGLLC

A portion of the proceeds of the October 5, 2010 issuance and sale of the Notes, along with cash on hand, was used to fund a $130.0 million distribution by TPCGLLC to TPCGI to be used by TPCGI for dividends, stock repurchases or other returns of capital to its stockholders. The $130.0 million distribution was made in installments of $61.4 million on December 30, 2010, $5.0 million on March 4, 2011 and $63.6 million on March 14, 2011. No distributions have occurred subsequent to March 14, 2011.

Purchase of Shares under Stock Repurchase Program

On March 3, 2011, TPCGI announced that its Board of Directors approved a stock repurchase program for up to $30.0 million of its common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate TPCGI to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. During the six months ended June 30, 2011, TPCGI purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. There were no purchases under the program during the six months ended June 30, 2012. Total shares purchased as of June 30, 2012 under the $30.0 million program were 634,791 shares at an average of $25.33 per share for a total cost of $16.1 million. As of June 30, 2012, the remaining amount available for stock purchases under the program was $13.9 million. Subsequent to June 30, 2012 and through the filing date of this Form 10-Q, there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

Cash Flow Summary

The following table summarizes changes in cash and cash equivalents for TPCGI and TPCGLLC during the six months ended June 30, 2012 and 2011 (in thousands):

	TPCGI		TPCGLLC
	2012	2011	2012	2011
Cash flows (used in) provided by :
Operating activities	$50,108	$8,354	$50,083	$10,479
Investing activities	(22,788)	(20,845)	(22,788)	(20,845)
Financing activities	509	(7,037)	—	(68,605)

Change in cash and cash equivalents	$27,829	$(19,528)	$27,295	$(78,971)

Operating activities

For the six months ended June 30, 2012, TPCGI had positive net cash flows from operations of $50.1 million. The primary components of the operating cash flows were net income of $21.3 million, depreciation and other net non-cash expenses of $27.7 million and reduced investment in working capital of $5.8 million, partially offset by deferred plant turnaround costs of $4.5 million. The reduced investment in working capital during the first half of 2012 reflected lower trade receivables (discussed below) partially offset by higher inventories (discussed below). Days outstanding for trade receivables and trade payables at June 30, 2012 were each in line with historical trends. Days of inventory on hand, although up slightly from the end of 2011, was lower than the historical trend due in large part to the crude C4 feedstock restrictions over the first half of the year as discussed above. The deferred turnaround costs, which related to turnaround projects at both our Houston and Port Neches plants, will be amortized until the next scheduled turnaround.

The minor difference between TPCGI and TPCGLLC operating cash flows for the first six months of 2012 reflected a minor difference in net income and a minor effect of intercompany cash transactions.

Our inventory at June 30, 2012 of $91.7 million was $12.4 million higher than the $79.3 million at December 31, 2011. The increase in inventory value reflected a 17% increase in physical inventory volumes, partially offset by a 1% decrease in overall average cost per pound. Although inventory quantities at June 30, 2012 were lower than normal levels, they were higher than the quantities on hand at the end of 2011, which were abnormally low as a result of our efforts to tightly manage inventory levels during the fourth quarter of 2011 in light of the significant curtailment in business activity, as well as a turnaround at one of our major storage facilities. The impact of the higher inventory levels was to increase inventory carrying value by $13 million at June 30,2012, while the lower average cost per pound resulted in a $1 million reduction in carrying value.

Trade accounts receivable were $191.4 million at June 30, 2012 compared to $210.8 million at December 31, 2011. The decrease reflected slightly lower sales in June 2012 compared to December 2011, on slightly lower sales volumes. Days of sales outstanding at June 30, 2012 was 30 days, which is slightly lower than the 31 day average over the past year and the 34 days at December 31, 2011. Trade accounts receivable were more than 98% current at both June 30, 2012 and December 31, 2011.

For the six months ended June 30, 2011, we had positive net cash flows from operations of $8.4 million. The primary components of our positive operating cash flows were net income of $45.7 million plus depreciation and other net non-cash expenses of $26.8 million, partially offset by an increased investment in working capital of $60.4 million and deferred plant turnaround costs of $5.8 million. The increased investment in working capital during the six months ended June 30, 2011 reflected the upward trend in selling prices of our products and the costs of our raw material over the course of the period. Increased investment in trade accounts receivable and inventory were partially offset by increased levels of trade accounts payable, which also reflected the impact of higher raw material costs.

The minor difference between TPCGI and TPCGLLC operating cash flows for the first six months of 2011 reflected a minor difference in net income and a the effect of intercompany cash transactions.

Investing activities

During the six month periods ended June 30, 2012 and 2011, we invested $22.8 million and $ 20.8 million, respectively, in the form of capital expenditures. Capital spending during the first half of 2012, in addition to baseline spending, included $9.5 million for our strategic projects to produce isobutylene feedstock and on-purpose butadiene. Capital spending during the first half of 2011, in addition to baseline spending, included $2.2 million for our strategic project to produce isobutylene feedstock and $6.4 million for the new lab at the Houston facility.

Financing activities

Cash generated from financing activities of $0.5 million during the first six months of 2012 was from exercise of stock options, which related to TPCGI. Net cash used in financing activities in the comparable prior year period of $7.0 million consisted of $7.8 million used for stock purchases under the Stock Repurchase Program, partially offset by $0.8 million provided from exercise of stock options. Cash used in financing activities by TPCGLLC during the first half of 2011 consisted of the distribution to TPCGI of $68.6 million.

Off-balance sheet arrangements

We do not currently utilize any off-balance sheet arrangements to enhance our liquidity and capital resource positions, or for any other purpose.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material developments during the six months ended June 30, 2012 regarding the matters previously disclosed about quantitative and qualitative market risk in TPCGI’s and TPCGLLC’s combined Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of TPC Group Inc.’s and TPC Group LLC’s Disclosure Committee and management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, TPC Group Inc.’s and TPC Group LLC’s President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Controls

During the period covered by this report there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note L to the condensed consolidated financial statements for a description of certain legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As reflected in the following table there were no purchases by us of shares of TPCGI’s common stock during the three months ended June 30, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
April 2012	—	—	—	$13.9 million
May 2012	—	—	—	13.9 million
June 2012	—	—	—	13.9 million

	—	—	—	$13.9 million

On March 3, 2011, TPCGI announced that its Board of Directors approved a stock repurchase program for up to $30.0 million of its common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate TPCGI to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. During the first quarter of 2011, TPCGI purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. There were no purchases under the program during the second quarter of 2011 or the first six months of 2012. Total shares purchased as of June 30, 2012 under the $30.0 million program were 634,791 shares at an average of $25.33 per share for a total cost of $16.1 million. As of June 30, 2012, the remaining amount available for stock purchases under the program was $13.9 million. Subsequent to June 30, 2012 and through the filing date of this Form 10-Q, there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

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

TPC Group Inc.

Date: August 3, 2012	By:	/s/ MICHAEL T. MCDONNELL
Michael T. McDonnell
President and Chief Executive Officer

Date: August 3, 2012	By:	/s/ MIGUEL A. DESDIN
Miguel A. Desdin
Senior Vice President and Chief Financial Officer

TPC Group LLC

Date: August 3, 2012	By:	/s/ MICHAEL T. MCDONNELL
Michael T. McDonnell
President and Chief Executive Officer

Date: August 3, 2012	By:	/s/ MIGUEL A. DESDIN
Miguel A. Desdin
Senior Vice President and Chief Financial Officer