Form 10-Q
period 2012-09-30
TPC Group Inc.; TPC Group LLC
filed 2012-11-05
CIK 1452217, 1517687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of TPC Group Inc.’s sole class of common stock, as of October 25, 2012 was 15,677,158. TPC Group LLC is a wholly owned subsidiary of TPC Group Inc.

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

TPC GROUP INC. AND TPC GROUP LLC

EXPLANATORY NOTE

This report includes the combined filing of TPC Group Inc. (“TPCGI”) and TPC Group LLC (“TPCGLLC”), which is the principal subsidiary of TPCGI. TPCGLLC provided 100% of TPCGI’s total consolidated revenue for all periods presented and nearly 100% of TPCGI’s total consolidated noncash asset base as of September 30, 2012 and December 31, 2011. Unless the context indicates otherwise, throughout this report, the terms “the Company”, “we”, “us”, “our” and “ours” are used to refer to both TPCGI and TPCGLLC and their direct and indirect subsidiaries. Discussions or areas of this report that apply specifically to TPCGI or TPCGLLC are clearly noted in such section.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements include assumptions, expectations, predictions, intentions or beliefs about future events, particularly statements that may relate to the proposed merger between TPCGI and investment funds sponsored by First Reserve Corporation and SK Capital Partners or any alternative acquisition proposals related to TPCGI, future operating results, existing and expected competition, financing sources and availability, potential returns of capital to stockholders, the effects of seasonality and plans related to strategic alternatives or future expansion activities and capital expenditures. Although we believe that such statements are based on reasonable assumptions, no assurance can be given that such statements will prove to have been correct. A number of factors, many of which are outside our control, could cause actual results to vary materially from those expressed or implied in any forward-looking statements, including risks and uncertainties such as volatility in the petrochemicals industry, limitations on the Company’s access to capital, the effects of competition, leverage and debt service, general economic conditions, litigation and governmental investigations, and extensive environmental, health and safety laws and regulations. In addition, factors related to the proposed merger that could cause actual results to differ materially include, but are not limited to (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (2) the outcome of any legal proceedings that may be instituted against TPCGI and others following announcement of the merger agreement; (3) the inability to complete the proposed merger due to the failure to satisfy the conditions to the merger, including obtaining the approval of TPCGI’s stockholders, antitrust clearances and other closing conditions; (4) risks that the proposed merger disrupts current plans and operations of the Company; (5) potential difficulties in employee retention as a result of the proposed merger; (6) the ability to recognize the benefits of the proposed merger; (7) legislative, regulatory and economic developments; and (8) other factors described in our filings with the SEC. More information about the risks and uncertainties relating to the Company and the forward-looking statements are found in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in TPCGI’s and TPCGLLC’s combined Annual Report on Form 10-K for the year ended December 31, 2011, which is available free of charge on the SEC’s website at http://www.sec.gov. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements herein. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements - TPC Group Inc. (“TPCGI”) and TPC Group LLC (“TPCGLLC”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	TPCGI		TPCGLLC
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$165,408	$107,572	$81,125	$23,862
Trade accounts receivable	156,019	210,810	156,019	210,810
Due from parent	—	—	948	849
Inventories	94,391	79,334	94,391	79,334
Other current assets	23,268	32,157	23,268	32,157

Total current assets	439,086	429,873	355,751	347,012

Property, plant and equipment, net	503,272	495,780	503,272	495,780
Investment in limited partnership	2,767	2,571	2,767	2,571
Intangible assets, net	5,877	5,909	5,877	5,909
Other assets	34,911	35,567	34,911	35,567

Total assets	$985,913	$969,700	$902,578	$886,839

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$154,618	$170,084	$154,581	$170,047
Accrued liabilities	33,621	33,824	33,595	33,789

Total current liabilities	188,239	203,908	188,176	203,836
Long-term debt	348,248	348,042	348,248	348,042
Deferred income taxes	129,420	129,381	129,420	129,381

Total liabilities	665,907	681,331	665,844	681,259

Commitments and contingencies

Stockholders’ and members’ equity:	.
Common stock, $0.01 par value, 25,000,000 authorized and 15,854,503 and 15,815,070 issued and 15,677,158 and 15,637,725 shares outstanding at September 30, 2012 and December 31, 2011, respectively	158	158
Additional paid-in capital	174,673	171,679
Accumulated earnings	149,217	120,574
Accumulated other comprehensive income	(723)	(723)
Treasury stock, at cost, 177,345 shares	(3,319)	(3,319)

Stockholders’ equity	320,006	288,369

Members’ equity			236,734	205,580

Total liabilities and equity	$985,913	$969,700	$902,578	$886,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	TPCGI		TPCGLLC
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Revenue	$510,602	$835,280	$510,602	$835,280
Cost of sales (excludes items listed below)	432,081	758,150	432,081	758,150
Operating expenses	38,404	35,595	38,404	35,595
General and administrative expenses	11,436	7,562	11,436	7,562
Depreciation and amortization	10,059	9,973	10,059	9,973

Income from operations	18,622	24,000	18,622	24,000

Other (income) expense:
Interest expense	8,580	8,698	8,580	8,698
Interest income	(57)	(50)	(18)	(12)
Other, net	(258)	(438)	(303)	(473)

Income before income taxes	10,357	15,790	10,363	15,787
Income tax expense	3,032	6,409	3,032	6,409

Net income	$7,325	$9,381	$7,331	$9,378

Comprehensive income	$7,325	$9,381	$7,331	$9,378

Earnings per share:
Basic	$0.47	$0.59

Diluted	$0.46	$0.58

Weighted average shares outstanding:
Basic	15,677	15,951
Diluted	15,841	16,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	TPCGI		TPCGLLC
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$1,806,781	$2,183,763	$1,806,781	$2,183,763
Cost of sales (excludes items listed below)	1,570,839	1,911,323	1,570,839	1,911,323
Operating expenses	111,153	109,843	111,153	109,843
General and administrative expenses	27,072	22,982	27,072	22,982
Depreciation and amortization	30,403	30,338	30,403	30,338

Income from operations	67,314	109,277	67,314	109,277

Other (income) expense:
Interest expense	25,410	25,791	25,410	25,791
Interest income	(170)	(134)	(46)	(49)
Other, net	(736)	(1,294)	(872)	(1,422)

Income before income taxes	42,810	84,914	42,822	84,957
Income tax expense	14,167	29,827	14,167	29,827

Net income	$28,643	$55,087	$28,655	$55,130

Comprehensive income	$28,643	$55,087	$28,655	$55,130

Earnings per share:
Basic	$1.83	$3.43

Diluted	$1.81	$3.41

Weighted average shares outstanding:
Basic	15,663	16,039
Diluted	15,802	16,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, in thousands)

	TPCGI							TPCGLLC
	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total Stockholders’ Equity	Members’ Equity
	Shares	Amount
Balances - December 31, 2011	15,638	$158	$171,679	$120,574	$(723)	$(3,319)	$288,369	$205,580

Net income	—	—	—	28,643	—	—	28,643	28,655
Exercise of stock options	20	—	509	—	—	—	509	—
Vesting of restricted stock	19	—	—	—	—	—	—	—
Shares withheld from vested restricted shares	—	—	(14)	—	—	—	(14)	—
Stock compensation expense	—	—	2,499	—	—	—	2,499	2,499

Balances - September 30, 2012	15,677	$158	$174,673	$149,217	$(723)	$(3,319)	$320,006	$236,734

The accompanying notes are an integral part of this condensed consolidated financial statement.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	TPCGI		TPCGLLC
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash provided by operating activities	$95,194	$44,509	$95,130	$44,757

Cash used in investing activities	(37,867)	(32,587)	(37,867)	(32,587)

Cash flows from financing activities:
Exercise of stock options	509	974	—	—
Purchase of common stock	—	(16,097)	—	—
Capital distributions to parent	—	—	—	(83,605)

Cash provided by (used in) financing activities	509	(15,123)	—	(83,605)

Increase (decrease) in cash and cash equivalents	57,836	(3,201)	57,263	(71,435)
Cash and cash equivalents, beginning of period	107,572	85,594	23,862	83,858

Cash and cash equivalents, end of period	$165,408	$82,393	$81,125	$12,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPC Group Inc. and TPC Group LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

1. Organization

The accompanying unaudited condensed consolidated financial statements of TPCGI include the accounts of TPCGI (“Parent”), a Delaware corporation, and its direct and indirect subsidiaries, including its direct wholly owned subsidiaries, Texas Petrochemicals Netherlands B.V. and TPCGLLC, a Texas limited liability company. The accompanying unaudited condensed consolidated financial statements of TPCGLLC include the accounts of TPCGLLC and its direct wholly owned subsidiaries, Texas Butylene Chemical Corporation, Texas Olefins Domestic International Sales Corporation, Port Neches Fuels LLC, and TP Capital Corp. Unless the context indicates otherwise, throughout this report, the terms “the Company”, “we”, “us”, “our” and “ours” are used to refer to both TPCGI and TPCGLLC and their direct and indirect subsidiaries. Discussions or areas of this report that apply specifically to TPCGI or TPCGLLC are clearly noted in such section.

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

NOTE C – DETAIL AND DISCUSSION OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Consolidated cash and cash equivalents at September 30, 2012 was $165.4 million, consisting of TPCGI cash of $84.3 million and TPCGLLC cash of $81.1 million. At September 30, 2012, our only depository account subject to Federal Deposit Insurance Corporation’s (“FDIC”) insurance limit of $250,000 on interest bearing accounts had a cash balance of $0.5 million. As of September 30, 2012 we had $149.0 million of our cash and cash equivalents invested in short term money market investments (subject to $250,000 FDIC insurance coverage limit) in a major U.S. bank and $15.9 million in non-interest-bearing depository accounts in banks. We believe that the likelihood of any loss of cash and cash equivalents is remote and that we are not exposed to any significant credit risk on cash and cash equivalents.

TPCGLLC’s due from parent amounts were eliminated in the condensed consolidated financial statements of TPCGI.

Inventories, as of the dates presented, were as follows (in thousands):

	September 30, 2012	December 31, 2011
Finished goods	$55,506	$48,757
Raw materials and chemical supplies	38,885	30,577

	$94,391	$79,334

Other current assets, as of the dates presented, were as follows (in thousands):

	September 30, 2012	December 31, 2011
Prepaid expense and other	$7,912	$4,592
Federal income tax receivable (1)	—	12,387
Repair parts inventory	9,694	9,607
Deferred taxes, net	5,662	5,571

	$23,268	$32,157

(1)	Reduction reflects offset of 2012 federal tax provision.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property, plant and equipment, as of the dates presented, were as follows (in thousands):

	September 30, 2012	December 31, 2011
Land and land improvements	$41,803	$41,803
Plant and equipment	630,689	600,918
Construction in progress	63,731	56,668
Other	21,226	20,261

	757,449	719,650
Less accumulated depreciation	254,177	223,870

	$503,272	$495,780

Amounts attributable to our investment in Hollywood/Texas Petrochemicals LP for the nine months ended September 30, 2012 were as follows (in thousands):

Balance December 31, 2011	$2,571
Equity in Earnings	871
Distribution	(675)

Balance September 30, 2012	$2,767

Intangible Assets

Changes in the carrying amount of our intangible assets for the nine months ended September 30, 2012 were as follows (in thousands):

	Intangible Assets	Accumulated Amortization	Carrying Value
Balance at December 31, 2011	$6,220	$(311)	$5,909
Amortization	—	(32)	(32)

September 30, 2012	$6,220	$(343)	$5,877

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The gross carrying amounts and accumulated amortization of intangible assets, as of the dates presented, were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2011
Technology license	$5,499	$—	$5,499
Patents	721	(311)	410

	$6,220	$(311)	$5,909

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2012
Technology license	$5,499	$—	$5,499
Patents	721	(343)	378

	$6,220	$(343)	$5,877

Other assets, as of the dates presented, were as follows (in thousands):

	September 30, 2012	December 31, 2011
Debt issuance cost	$7,230	$9,556
Deferred turnaround cost	14,723	11,376
Other deferred costs	12,958	14,635

	$34,911	$35,567

Accrued liabilities, as of the dates presented, were as follows (in thousands):

	TPCGI		TPCGLLC
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Accrued payroll and benefits	$7,675	$9,824	$7,675	$9,824
Accrued freight	2,679	3,942	2,679	3,942
Accrued interest	14,638	7,869	14,638	7,869
Federal and state income tax	80	953	80	953
Property and sales tax	6,470	7,458	6,470	7,458
Deferred revenue	—	2,973	—	2,973
Other	2,079	805	2,053	770

	$33,621	$33,824	$33,595	$33,789

The difference at September 30, 2012 and December 31, 2011 between TPCGI’s and TPCGLLC’s accrued liabilities consisted of Delaware franchise taxes payable.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE D – DISCUSSION OF CERTAIN CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME CAPTIONS

Cost of sales for the three and nine months ended September 30, 2011 includes a lower-of-cost-or-market adjustment of $9.8 million to recognize the loss in value of certain inventories as of September 30, 2011 based on estimated recoverable amounts. Of the total charge, $9.4 million related to butadiene and $0.3 million related to fuel products in the C-4 Processing segment and $0.1 million related to isobutylene derivative products in the Performance Products segment. The $9.4 million charge related to butadiene reflected the decline in the butadiene benchmark price from $1.71 per pound in September 2011 to $1.40 per pound in October 2011.

General and administrative expenses include transaction expenses associated with the proposed merger between TPCGI and investment funds sponsored by First Reserve Corporation and SK Capital Partners of $0.4 million, $0.6 million and $4.5 million for the three months ended March 31, June 30 and September 30, 2012, respectively, for a total of $5.5 million for the nine months ended September 30, 2012.

NOTE E – ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

No accounting pronouncements were adopted during the nine months ended September 30, 2012.

NOTE F – DEBT

Outstanding debt, as of the dates presented, was as follows (in thousands):

	September 30, 2012	December 31, 2011
8 1/4% Senior Secured Notes	$350,000	$350,000
Unamortized discount on Notes	(1,752)	(1,958)

Total long-term debt	$348,248	$348,042

Our financing arrangements consist of the 8 1/4% Senior Secured Notes (the “Notes”) and the $175 million revolving credit facility (the “Revolving Credit Facility”).

At September 30, 2012, we had total long-term debt of $348.2 million and the ability to access $173.2 million of availability under the Revolving Credit Facility while still maintaining compliance with the covenants contained therein and in the indenture governing the Notes. Debt outstanding consisted entirely of the non-current amount due on the Notes. As of September 30, 2012, we were in compliance with all covenants set forth in the agreement governing the Revolving Credit Facility and in the indenture governing the Notes.

1. 8 1/4% Senior Secured Notes

The Notes are due October 1, 2017 and interest is paid semi-annually in arrears on April 1 and October 1 of each year. At September 30, 2012, the Notes had a carrying value of $348.2 million and a fair value of approximately $384.1 million.

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

As of September 30, 2012 and December 31, 2011, we had no outstanding assets or liabilities measured at fair value on a recurring basis.

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

$130.0

On September 30, 2011, in accordance with conditions set forth in our Revolving Credit Facility agreement and the indenture governing the Notes, an additional $15.0 million was distributed to TPCGI for a total of distributions to TPCGI for the nine months ended September 30, 2011 of $83.6 million. No distributions were made by TPCGLLC to TPCGI in the nine months ended September 30, 2012.

NOTE I – PURCHASE OF SHARES - TPCGI

On March 3, 2011, TPCGI announced that its Board of Directors approved a stock repurchase program for up to $30.0 million of its common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate TPCGI to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. During the nine months ended September 30, 2011, TPCGI purchased 634,791 shares under the program in the open market at an average of $25.33 per share, for a total of $16.1 million. There were no purchases under the program during the nine months ended September 30, 2012. Total shares purchased as of September 30, 2012 under the $30.0 million program were 634,791 shares at an average of $25.33 per share for a total cost of $16.1 million. As of September 30, 2012, the remaining amount available for stock purchases under the program was $13.9 million. Subsequent to September 30, 2012 and through the filing date of this Form 10-Q, there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

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

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basic and diluted earnings per share were computed for the periods presented as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic earnings per share:
Net income available to common shareholders	$7,325	$9,381	$28,643	$55,087

Average common shares outstanding	15,677	15,951	15,663	16,039

Basic earnings per share	$0.47	$0.59	$1.83	$3.43

Diluted earnings per share:
Net income available to common shareholders	$7,325	$9,381	$28,643	$55,087

Average common shares outstanding	15,677	15,951	15,663	16,039
Add common stock equivalents:
Stock options and restricted stock	164	96	139	127

Diluted average common shares outstanding	15,841	16,047	15,802	16,166

Diluted earnings per share	$0.46	$0.58	$1.81	$3.41

Anti-dilutive stock options not included in the treasury stock method	—	—	—	—

Average grant price of stock options not included in the treasury stock method	$—	$—	$—	$—

NOTE K – INCOME TAXES

Given the same operating results, effective tax rates for TPCGI and TPCGLLC are essentially the same. The effective tax rates for both the current and prior year periods were based on the projected effective rates for the respective full years ending December 31. The effective rates for all periods reflected the federal statutory rate of 35%, adjusted for the impact of projected permanent differences, the Section 199 domestic production deduction, state income taxes and adjustments for prior year permanent differences that were identified upon completion of the 2011 tax return in the third quarter of 2012.

During the second quarter of 2012, the Texas Comptroller of Public Accounts completed franchise tax audits for the fiscal years ended June 30, 2007, 2008 and 2009. Based on the results of those audits, the Texas Comptroller of Public Accounts and the Company reached a settlement pursuant to which the Company paid a total of $0.3 million in additional taxes and interest related to the three years covered by the audit. There were no penalties assessed. The settlement amount was included as a discrete item in the income tax provision for the second quarter of 2012.

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

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our contractual arrangements with our customers and suppliers are typically very complicated and can include, for example, complex index based pricing formulas that determine the price for our feedstocks or finished products. Due to the complicated nature of our contractual arrangements, we can, from time to time, be involved in disputes with our customers and suppliers regarding the interpretation of these contracts, including the index-based pricing formulas. These disputes occur in the normal course of our business, seldom result in actual formal litigation, and are typically resolved in the context of the broader commercial relationship that we have with the customer or supplier. As described above, we record reserves for contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable. Management’s judgment may prove materially inaccurate, and such judgment is subject to the uncertainty of the dispute resolution or litigation process. As of September 30, 2012, we had not recognized any reserves related to unresolved disputes with customers and suppliers as there were no outstanding disputes.

On August 24, 2012, TPC Group entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sawgrass Holdings Inc. (“Sawgrass”) and Sawgrass Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Sawgrass. On September 4, 2012, following the announcement of the Merger Agreement, Alvin Smilow, Trustee for Herman Smilow 2011 Irrevocable Trust, a purported TPC Group stockholder, filed a class action lawsuit in the Court of Chancery of the State of Delaware styled Alvin Smilow, Trustee for the Herman Smilow 2011 Irrevocable Trust v. TPC Group Inc., et al., C.A. No. 7829-VCN. He amended his complaint on September 14, 2012. On September 14, 2012, Greater Pennsylvania Carpenters’ Pension Fund, another purported stockholder of TPC Group, filed a substantially similar class action lawsuit in the Delaware Court of Chancery styled Greater Pennsylvania Carpenters’ Pension Fund v. Michael T. McDonnell, et al., C.A. No. 7865-VCN. On September 21, 2012, West Palm Beach Police Pension Fund, a third purported TPC Group stockholder, filed a substantially similar class action lawsuit in the Delaware Court of Chancery styled West Palm Beach Police Pension Fund v. Michael E. Ducey, et al., C.A. No. 7884-VCN. The lawsuits generally allege that TPC Group’s board of directors breached their fiduciary duties in entering into the Merger Agreement by agreeing to inadequate consideration for TPC Group’s stockholders, by improperly putting their personal interests ahead of the interests of the stockholders, by approving a Merger Agreement that includes deal protection devices allegedly designed to ensure that TPC Group will not receive a superior offer, and by failing to disclose material information in TPC Group’s preliminary proxy statement filed with the SEC on September 10, 2012. The lawsuits also allege that TPC Group, Sawgrass, and Merger Sub aided and abetted the directors in the alleged breaches of their fiduciary duties. In addition, one of the lawsuits alleges that First Reserve and SK Capital aided and abetted the directors in the alleged breaches of their fiduciary duties. The lawsuits seek injunctive relief, unspecified actual and punitive damages, and other relief.

On September 28, 2012, the Delaware Court of Chancery entered an order consolidating the three Delaware lawsuits, and re-captioned the action In re TPC Group, Inc. Shareholders Litigation, Consolidated C.A. No. 7865-VCN. On October 4, 2012, plaintiffs filed a consolidated amended class action complaint, with substantially the same allegations and claims as in the previously filed lawsuits. On October 9, 2012, the Delaware Court of Chancery granted the parties’ scheduling stipulation, which provides a calendar for discovery, depositions and briefing leading to a preliminary injunction hearing currently set for November 14, 2012.

We believe that the lawsuits are without merit and intend to vigorously defend against all claims asserted.

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

Air quality standards intended to protect the environment, including the National Ambient Air Quality Standards (“NAAQS”) promulgated by the EPA to address ambient air quality concerns, continue to evolve. The federal CAA requires that the EPA periodically review the science upon which the NAAQS are based and the standards themselves. As a result of this review, the EPA has in recent years lowered certain NAAQS, including the standards for sulfur dioxide, ozone and particulate matter, and may do so again in the future, for these or other pollutants. Changes to the NAAQS may increase the cost of our operations, require the installation of emissions controls, or reduce or delay available business opportunities.

Legislative and regulatory measures to address concerns that emissions of carbon dioxide, methane and other certain gases (commonly referred to as GHG), may be contributing to warming of the Earth’s atmosphere are in various phases of discussions or implementation at the international, national, regional and state levels. The petrochemical industry is a direct source of certain GHG emissions, namely carbon dioxide, and future restrictions on such emissions could impact our future operations. In the United States, federal legislation imposing restrictions on GHG is under consideration. In addition, the EPA has promulgated a series of rulemakings and other actions intended to result in the regulation of GHGs as pollutants under the federal CAA. In April 2010, the EPA promulgated final motor vehicle GHG emission standards, which apply to vehicle model years 2012-2016. The EPA has taken the position that the motor vehicle GHG emission standards triggered CAA permitting requirements for certain affected stationary sources of GHG emissions beginning on January 2, 2011. In May 2010, the EPA finalized the Prevention of Significant Deterioration (“PSD”) and Title V GHG Tailoring Rule, which phased in federal new source review and Title V permitting requirements for certain affected stationary sources of GHG emissions, beginning on January 2, 2011. For sources located in Texas, EPA has taken over the role of PSD permitting authority for GHGs under the terms of a Federal Implementation Plan (FIP). The addition of a separate, federal permitting authority for Texas sources alters the customary process for acquiring PSD permits in Texas and adds uncertainty to the permitting process. These EPA rulemakings could affect our operations and ability to obtain air permits for new or modified facilities.

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

In addition to the requirements imposed upon us by law, we also enter into other agreements from time to time with state and local environmental agencies either to avoid the risks of potential regulatory action against us or to implement improvements that exceed current legal requirements. To that end, in January 2009, we signed an Agreed Corrective Action Order (“ACAO”) with the Texas Commission on Environmental Quality (“TCEQ”) that will require us to reduce our emissions of butadiene and other volatile organic compounds at our Houston facility:

•

The ACAO was approved by the TCEQ Commissioners in April 2009 following a public agenda hearing. The ACAO obligates us to undertake a five-year, $20 million incremental spending program on projects designed to enhance environmental performance that would not normally have been done as part of routine maintenance at our Houston facility. We expect to implement the required measures and incur the incremental spending through a combination of (a) increases in our annual maintenance and capital expenditures throughout the five-year period and (b) additional expenditures in connection with our regularly scheduled turnarounds (typically occurring every three to four years). We expect to fund the incremental expenditures from our operations and/or from borrowings under the Revolving Credit Facility and do not expect the expenditures to have a material impact on our operations or liquidity. As of September 6, 2012, our expenditures on enhanced environmental performance projects in satisfaction of our obligation under the ACAO totaled approximately $9.8 million. We are currently in negotiation with the TCEQ for inclusion of additional project spending towards the obligation. In the ACAO, we also commit to reduce emissions of volatile organic compounds from discrete emissions events at our Houston facility on a rolling twelve-month basis by more than thirty-five percent of annual pre-ACAO levels. We believe we are currently in compliance with all requirements in the ACAO; however, we are currently in discussions with TCEQ regarding the impact, if any, on the ACAO of emissions from a June 2012 upset event caused by a lightning strike at our Houston facility. We do not believe, based on currently available information, that the results of such discussions will be material to our financial condition, results of operations or cash flows.

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

NOTE M – DEFINED BENEFIT PENSION PLAN

For the periods presented, periodic pension expense consisted of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of net periodic pension cost:
Service cost	$248	$270	$744	$810
Interest cost	74	67	222	201
Expected return on assets	(95)	(79)	(285)	(238)
Amortization of actuarial loss	11	—	33	—

	$238	$258	$714	$773

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

Financial results by operating segment for the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
C4 Processing	$406,529	$713,492	$1,483,195	$1,806,890
Performance Products	104,073	121,788	323,586	376,873

	$510,602	$835,280	$1,806,781	$2,183,763

Cost of sales (1):
C4 Processing	$352,664	$654,834	$1,312,569	$1,597,414
Performance Products	79,417	103,316	258,270	313,909

	$432,081	$758,150	$1,570,839	$1,911,323

Operating expenses:
C4 Processing	$27,453	$25,179	$79,527	$78,542
Performance Products	10,951	10,416	31,626	31,301

	$38,404	$35,595	$111,153	$109,843

Depreciation and amortization:
C4 Processing	$4,296	$4,426	$13,260	$13,401
Performance Products	2,580	2,585	7,744	7,932
Corporate	356	309	1,057	1,077
Unallocated	2,827	2,653	8,342	7,928

	$10,059	$9,973	$30,403	$30,338

Operating segment earnings
C4 Processing	$22,116	$29,053	$77,839	$117,533
Performance Products	11,125	5,471	25,946	23,731

	$33,241	$34,524	$103,785	$141,264

(1)	Cost of sales does not include operating expenses or depreciation and amortization expense.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Reconciliation of operating segment earnings to net income

We define operating segment earnings as revenues less cost of sales, operating expenses and segment depreciation and amortization. Depreciation and amortization on certain assets cannot be reasonably allocated among the segments and are shown separately. The following table provides a reconciliation of operating segment earnings to net income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating segment earnings	$33,241	$34,524	$103,785	$141,264
Unallocated and corporate depreciation and amortization	(3,183)	(2,962)	(9,399)	(9,005)
General and administrative expenses	(11,436)	(7,562)	(27,072)	(22,982)
Unallocated interest and other, net	(8,265)	(8,210)	(24,504)	(24,363)
Unallocated income tax expense	(3,032)	(6,409)	(14,167)	(29,827)

Net income	$7,325	$9,381	$28,643	$55,087

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

	TPCGI		TPCGLLC
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
C4 Processing	$430,038	$477,515	$430,038	$477,515
Performance Products	219,097	204,060	219,097	204,060
Corporate	201,231	152,402	117,896	69,541
Unallocated	135,547	135,723	135,547	135,723

	$985,913	$969,700	$902,578	$886,839

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

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION

Under the indenture governing the Notes, the Notes are fully and unconditionally and jointly and severally guaranteed (the “Guarantees”) initially by all of TPCGLLC’s material domestic subsidiaries. Each of the subsidiary guarantors is 100% owned by TPCGLLC, and there are no subsidiaries of TPCGLLC other than the subsidiary guarantors. TPCGLLC is a wholly owned subsidiary of TPCGI. TPCGLLC provided 100% of TPCGI’s total consolidated revenue for all periods presented and nearly 100% of TPCGI’s total consolidated noncash asset base as of September 30, 2012 and December 31, 2011. TPCGI and its only other direct wholly owned subsidiary, Texas Petrochemicals Netherlands B.V., are neither issuers nor guarantors of the Notes. Condensed consolidating financial information with respect to the guarantors is presented below. There are no significant restrictions on the ability of TPCGLLC or any subsidiary guarantor to obtain funds from its subsidiaries by dividend or loan.

The following tables set forth condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011, condensed consolidating statements of operations for the three and nine months ended September 30, 2012 and 2011 and condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011. The accompanying consolidating financial information includes the accounts of TPCGI and TPCGLLC (the “Issuer”), and the combined accounts of all guarantor subsidiaries. In the opinion of management, separate complete financial statements of guarantor subsidiaries would not provide additional information that would be material for investors to evaluate the sufficiency of the Guarantees.

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2012

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$81,124	$1	$—	$81,125	$84,283	$—	$165,408
Trade accounts receivable	156,019	—	—	156,019	—	—	156,019
Due from parent	1,327	(379)	—	948	(948)	—	—
Inventories	94,391	—	—	94,391	—	—	94,391
Other current assets	23,268	—	—	23,268	—	—	23,268

Total current assets	356,129	(378)	—	355,751	83,335	—	439,086

Property, plant and equipment, net	501,891	1,381	—	503,272	—	—	503,272
Investment in limited partnership	2,767	—	—	2,767	—	—	2,767
Intangible assets, net	5,877	—	—	5,877	—	—	5,877
Investment in subsidiaries	927	—	(927)	—	236,734	(236,734)	—
Other assets	34,911	—	—	34,911	—	—	34,911

Total assets	$902,502	$1,003	$(927)	$902,578	$320,069	$(236,734)	$985,913

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$154,581	$—	$—	$154,581	$37	$—	$154,618
Accrued liabilities	33,519	76	—	33,595	26	—	33,621

Total current liabilities	188,100	76	—	188,176	63	—	188,239

Long-term debt	348,248	—	—	348,248	—	—	348,248
Deferred income taxes	129,420	—	—	129,420	—	—	129,420

Total liabilities	665,768	76	—	665,844	63	—	665,907

Commitments and contingencies

Equity	236,734	927	(927)	236,734	320,006	(236,734)	320,006

Total liabilities and equity	$902,502	$1,003	$(927)	$902,578	$320,069	$(236,734)	$985,913

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

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2012

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
Revenue	$510,558	$44	$—	$510,602	$—	$—	$510,602
Cost of sales (excludes items listed below)	432,081	—	—	432,081	—	—	432,081
Operating expenses	38,379	25	—	38,404	—	—	38,404
General and administrative expenses	11,436	—	—	11,436	—	—	11,436
Depreciation and amortization	10,028	31	—	10,059	—	—	10,059

Income (loss) from operations	18,634	(12)	—	18,622	—	—	18,622

Other (income) expense:
Interest expense	8,580	—	—	8,580	—	—	8,580
Interest income	(18)	—	—	(18)	(39)	—	(57)
Net loss (income) in consolidated subsidiaries	12	—	(12)	—	(7,331)	7,331	—
Other, net	(303)	—	—	(303)	45	—	(258)

Income (loss) before income taxes	10,363	(12)	12	10,363	7,325	(7,331)	10,357
Income tax expense	3,032	—	—	3,032	—	—	3,032

Net income (loss)	$7,331	$(12)	$12	$7,331	$7,325	$(7,331)	$7,325

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2011

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
Revenue	$835,264	$16	$—	$835,280	$—	$—	$835,280
Cost of sales (excludes items listed below)	758,150	—	—	758,150	—	—	758,150
Operating expenses	35,588	7	—	35,595	—	—	35,595
General and administrative expenses	7,562	—	—	7,562	—	—	7,562
Depreciation and amortization	9,952	21	—	9,973	—	—	9,973

Income (loss) from operations	24,012	(12)	—	24,000	—	—	24,000

Other (income) expense:
Interest expense	8,698	—	—	8,698	—	—	8,698
Interest income	(12)	—	—	(12)	(38)	—	(50)
Net loss (income) in consolidated subsidiaries	12	—	(12)	—	(9,378)	9,378	—
Other, net	(473)	—	—	(473)	35	—	(438)

Income (loss) before income taxes	15,787	(12)	12	15,787	9,381	(9,378)	15,790

Income tax expense	6,409	—	—	6,409	—	—	6,409

Net income (loss)	$9,378	$(12)	$12	$9,378	$9,381	$(9,378)	$9,381

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2012

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Revenue	$1,806,650	$131	$—	$1,806,781	$—	$—	$1,806,781
Cost of sales (excludes items listed below)	1,570,839	—	—	1,570,839	—	—	1,570,839
Operating expenses	111,078	75	—	111,153	—	—	111,153
General and administrative expenses	27,072	—	—	27,072	—	—	27,072
Depreciation and amortization	30,314	89	—	30,403	—	—	30,403

Income (loss) from operations	67,347	(33)	—	67,314	—	—	67,314

Other (income) expense:
Interest expense	25,410	—	—	25,410	—	—	25,410
Interest income	(46)	—	—	(46)	(124)	—	(170)
Net loss (income) in consolidated subsidiaries	33	—	(33)	—	(28,655)	28,655	—
Other, net	(872)	—	—	(872)	136	—	(736)

Income (loss) before income taxes	42,822	(33)	33	42,822	28,643	(28,655)	42,810

Income tax expense	14,167	—	—	14,167	—	—	14,167

Net income (loss)	$28,655	$(33)	$33	$28,655	$28,643	$(28,655)	$28,643

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2011

(In thousands)

		Guarantor		TPCGLLC			TPCGI
	TPCGLLC	Subsidiaries	Eliminations	Consolidated	TPCGI	Eliminations	Consolidated
Revenue	$2,183,718	$45	$—	$2,183,763	$—	$—	$2,183,763
Cost of sales (excludes items listed below)	1,911,323	—	—	1,911,323	—	—	1,911,323
Operating expenses	109,821	22	—	109,843	—	—	109,843
General and administrative expenses	22,982	—	—	22,982	—	—	22,982
Depreciation and amortization	30,278	60	—	30,338	—	—	30,338

Income (loss) from operations	109,314	(37)	—	109,277	—	—	109,277

Other (income) expense:
Interest expense	25,791	—	—	25,791	—	—	25,791
Interest income	(49)	—	—	(49)	(85)	—	(134)
Net loss (income) in consolidated subsidiaries	37	—	(37)	—	(55,130)	55,130	—
Other, net	(1,422)	—	—	(1,422)	128	—	(1,294)

Income (loss) before income taxes	84,957	(37)	37	84,957	55,087	(55,130)	84,914

Income tax expense	29,827	—	—	29,827	—	—	29,827

Net income (loss)	$55,130	$(37)	$37	$55,130	$55,087	$(55,130)	$55,087

TPC Group Inc. and TPC Group LLC – (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
Cash provided by operating activities	$95,130	$—	$—	$95,130	$64	$—	$95,194

Cash used in investing activities	(37,867)	—	—	(37,867)	—	—	(37,867)

Cash flows from financing activities:
Exercise of stock options	—	—	—	—	509	—	509

Cash provided by financing activities	—	—	—	—	509	—	509

Increase in cash and cash equivalents	57,263	—	—	57,263	573	—	57,836
Cash and cash equivalents, beginning of period	23,861	1	—	23,862	83,710	—	107,572

Cash and cash equivalents, end of period	$81,124	$1	$—	$81,125	$84,283	$—	$165,408

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011

(In thousands)

	TPCGLLC	Guarantor Subsidiaries	Eliminations	TPCGLLC Consolidated	TPCGI	Eliminations	TPCGI Consolidated
Cash provided by (used in) operating activities	$44,757	$—	$—	$44,757	$(248)	$—	$44,509

Cash used in investing activities	(32,587)	—	—	(32,587)	—	—	(32,587)

Cash flows from financing activities:
Exercise of stock options	—	—	—	—	974	—	974
Repurchase of common stock	—	—	—	—	(16,097)	—	(16,097)
Capital distributions of parent	(83,605)	—	—	(83,605)	83,605	—	—

Cash (used in) provided by financing activities	(83,605)	—	—	(83,605)	68,482	—	(15,123)

(Decrease) increase in cash and cash equivalents	(71,435)	—	—	(71,435)	68,234	—	(3,201)
Cash and cash equivalents, beginning of period	83,857	1	—	83,858	1,736	—	85,594

Cash and cash equivalents, end of period	$12,422	$1	$—	$12,423	$69,970	$—	$82,393

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Explanatory Note – TPCGI and TPCGLLC

TPCGLLC is the principal wholly owned subsidiary of TPCGI. TPCGLLC provided 100% of TPCGI’s total consolidated revenue for all periods presented and nearly 100% of TPCGI’s total consolidated noncash asset base as of September 30, 2012 and December 31, 2011. Unless the context indicates otherwise, throughout the following discussion and analysis of our financial condition and results of operations, the terms “the Company”, “we”, “us”, “our” and “ours” are used to refer to both TPCGI and TPCGLLC and their direct and indirect subsidiaries. Any discussions or areas in this report that apply specifically to TPCGI or TPCGLLC are clearly noted as such.

2012 Developments

On August 24, 2012, TPCGI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sawgrass Holdings Inc. (“Sawgrass”) and Sawgrass Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Sawgrass. Sawgrass and Merger Sub are entities formed by investment funds affiliated with First Reserve Corporation and SK Capital Partners. Upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into TPCGI, with TPCGI continuing as the surviving corporation as a wholly owned subsidiary of Sawgrass. As a result of the merger, TPCGI will cease to be a publicly traded company.

In the merger, each outstanding share of TPCGI common stock (other than (i) any shares owned by Sawgrass, Merger Sub or any other subsidiary of Sawgrass, (ii) shares owned by stockholders who are entitled to and who properly exercise appraisal rights under Delaware law and (iii) shares owned by TPCGI in treasury or by direct or indirect wholly owned subsidiaries of TPCGI) will be converted into the right to receive $40.00 in cash, without interest, less any applicable withholding taxes.

Consummation of the merger is subject to customary conditions, including without limitation: (i) the adoption of the Merger Agreement by the holders of at least a majority of the outstanding shares of TPCGI’s common stock entitled to vote on the merger; (ii) the expiration or early termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), and the approval of the European Commission under Council Regulation (EC) No 139/2004 of the European Union, as amended; and (iii) the absence of any order enjoining or prohibiting the merger. Moreover, each party’s obligation to consummate the merger is subject to certain other conditions, including without limitation: (x) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers) and (y) the other party’s compliance with its obligations under the Merger Agreement in all material respects. Availability of financing for the Merger is not a condition to Sawgrass’s and Merger Sub’s obligations to consummate the merger. TPCGI and Sawgrass and its affiliates filed their HSR notifications on September 10, 2012 and received notice of early termination of the applicable waiting period on September 21, 2012. A Short Form CO notification was filed with the European Commission on October 8, 2012 and a decision from the European Commission is expected by November 14, 2012.

On October 5, 2012, TPCGI received an unsolicited non-binding proposal to be acquired by Innospec Inc. (“Innospec”). In its proposal letter, Innospec expressed its interest in pursuing an acquisition of all of TPCGI’s common stock for an all-cash purchase price in the range of $44-46 per share. The proposal is subject to certain conditions, including, among others, securing requisite equity and debt financing, completion of due diligence, receipt of internal approvals and negotiation and execution of a definitive agreement. Innospec stated that equity financing for the proposed acquisition is expected to be provided by a fund, Blackstone Capital Partners VI, L.P., managed by a subsidiary of The Blackstone Group L.P. (“Blackstone”) on behalf of its private equity investors. Included with Innospec’s letter was a letter from Barclays Capital Inc. (“Barclays”) stating that Barclays was highly confident of its ability to arrange the required debt financing in connection with the proposed transaction. Consummation of the proposal would be subject to regulatory approvals and other conditions. TPCGI’s board of directors determined that the Innospec proposal would reasonably be expected to lead to a superior proposal (as that term is defined in the Merger Agreement). Consistent with its fiduciary duties, TPCGI’s board of directors has authorized discussions and negotiations with Innospec and is facilitating the due diligence review by it and its financing sources, and, in consultation with its independent legal and financial advisors, will carefully consider and evaluate any definitive proposal that may be received from Innospec. There are no guarantees that these negotiations will result in Innospec making a definitive proposal or, if a definitive proposal is made, that the board of directors will determine it to be a superior proposal to the merger.

On September 13, 2012 we announced that TPCGI’s Board of Directors approved our strategic project to produce on-purpose isobutylene. The project includes refurbishment and restart of certain of our dehydrogenation assets at our Houston operating facility. These dehydrogenation assets will serve to provide isobutylene feedstock for our Performance Products and fuels businesses, including MTBE, polyisobutylene, high purity isobutylene and diisobutylene. The construction is scheduled to be complete allowing start-up late in the second half of 2014, and will produce up to 650 million pounds per year of isobutylene from isobutane, a natural gas liquids feedstock whose production volumes continue to increase as a result of U.S. shale gas development. Total capital expenditure for the project is estimated at $265 million, with $25 million of that amount already spent to date.

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

Material Industry Trends

We receive most of our crude C4 feedstock from steam crackers, which are designed to process naphtha and natural gas liquids (NGLs) as feedstocks for ethylene production. Crude C4 is a byproduct of the ethylene production process, and the volume of crude C4 produced by the process is driven by both the volume of ethylene produced and the composition of the steam cracker feedstock. Some major ethylene producers have the flexibility to shift from light feedstocks, such as NGLs, to heavier feedstocks, such as naphtha, or vice versa depending on the economics of the feedstock. When ethylene producers process heavier feedstock, greater volumes of crude C4 are produced. However, when light feedstocks are inexpensive relative to heavy feedstocks, the producers may choose to process those light feedstocks instead, a process referred to as “light cracking,” which results in lower volumes of crude C4 production. Throughout 2011 and the first nine months of 2012, NGL prices remained attractive relative to naphtha; consequently, light cracking was prevalent and crude C4 supply was reduced over the same period, which had a negative impact on our C4 Processing segment production and sales volumes. We anticipate that the relatively high cost of crude oil compared to the cost of natural gas that we have seen over the past four to five years will continue, especially in light of the abundance of shale natural gas being discovered and developed in the U.S., and will drive continuation of light cracking well into the future. In addition to the impact of light cracking, crude C4 supply in 2012 has also been negatively impacted by an abnormally high concentration of planned steam cracker maintenance outages.

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

In early 2012, based on an anticipated recovery in global economic conditions relative to the fourth quarter of 2011, we experienced a sequential strengthening in demand for our products that was bolstered by customers restocking their low 2011 year-end inventory levels in anticipation of an upturn in end-use demand. Regarding butadiene, the upturn in demand in the first quarter of 2012 coincided with the abnormally high concentration of planned ethylene plant maintenance outages, which significantly curtailed the availability of crude C4 feedstock, and in turn resulted in a tight supply of finished butadiene. This tight supply condition, in conjunction with the upturn in demand, drove the contract price of butadiene from 0.98/lb in December 2011 to $1.46/lb. in March 2012, an increase of 49%.

In the early part of the second quarter of 2012, the favorable economic trend of the first quarter began to wane in light of mixed signals regarding the global economic outlook for the remainder of 2012. The reversal of what appeared to be a positive trend in the first quarter was driven by renewed concern over the instability of the European economy and its potential impact on the U.S. economy, as well as indications of a slowing economic growth rate in the emerging market economies. Consequently, in the early part of the second quarter of 2012 we began to experience a general softening in demand for our products, especially for butadiene, which was exacerbated by customers’ concerns regarding their inventory levels, which had been replenished during the first quarter. As a result, after increasing to $1.55/lb. in April 2012, the price of butadiene declined to $1.48/lb in May 2012 and to $1.09/lb. in June 2012, a 30% decline over the last two months of the quarter. As a result of further weakening in selling prices in July 2012, we recorded a lower-of-cost-or-market adjustment of $2.8 million to write down the carrying value of our inventories, primarily butadiene, at June 30, 2012. The soft demand and downward trend in butadiene pricing that we experienced during the second quarter of 2012 continued through the third quarter. The price of butadiene declined 22% during the third quarter of 2012, from $1.09/lb. in June to $0.84/lb. in September; however, there are recent indications that pricing may be stabilizing as the October contract price was unchanged from the September price. As anticipated, we experienced seasonal strength in demand and margins for fuel products during the third quarter of 2012.

Outlook

We continue to see a business environment characterized by general economic weakness, continued destocking in the synthetic rubber chain and a relative balance between supply and demand at the present time. We are also beginning to experience the normal seasonal decline in margins in our fuels-related products.

TPCGI and TPCGLLC Results of Operations

The following table provides unaudited sales volumes, revenue, cost of sales, gross profit contribution (“GPC”) (defined below), operating expenses and TPCGI Adjusted EBITDA (defined below) by reportable segment (amounts in thousands) for the three and nine months ended September 30, 2012 and 2011. Please refer to this information, as well as our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, when reading our discussion and analysis of results of operations below. All information provided in the table below, except sales volumes, is derived from our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. All information provided in the table is the same for both TPCGI and TPCGLLC, except for minor differences in Corporate expenses, which are discussed in note 6 to the table.

GPC, as used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, is defined as revenue less cost of sales as reported in our Condensed Consolidated Statements of Operations and Comprehensive Income, and is presented by operating segment in the table below. GPC is the residual amount that is available to cover all other expenses after deducting the variable costs to produce and distribute our products from revenue.

Adjusted EBITDA is not a measure computed in accordance with generally accepted accounting principles in the United States (“GAAP”). A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statements of operations, balance sheets, or statements of cash flows (or equivalent statements); or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. The table below provides a reconciliation of TPCGI Adjusted EBITDA to TPCGI Net Income, the GAAP measure most directly comparable to Adjusted EBITDA.

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

We calculate Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (EBITDA), which is then adjusted in certain periods to remove or add back items that, in the opinion of management, distort comparability between periods. As shown below in the reconciliation of TPCGI Adjusted EBITDA to TPCGI Net Income, the GAAP measure most directly comparable to

Adjusted EBITDA, there was one adjustment to EBITDA for the three and nine months ended September 30, 2012, but there were no adjustments for the comparable prior year periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales volumes (lbs) (1):
C4 Processing	544,739	669,067	1,651,238	1,941,515
Performance Products	148,142	149,063	419,175	487,145

	692,881	818,130	2,070,413	2,428,660

Revenue:
C4 Processing	$406,529	$713,492	$1,483,195	$1,806,890
Performance Products	104,073	121,788	323,586	376,873

	$510,602	$835,280	$1,806,781	$2,183,763

Cost of sales (2)(3):
C4 Processing	$352,664	$654,834	$1,312,569	$1,597,414
Performance Products	79,417	103,316	258,270	313,909

	$432,081	$758,150	$1,570,839	$1,911,323

Gross profit contribution (4):
C4 Processing	$53,865	$58,658	$170,626	$209,476
Performance Products	24,656	18,472	65,316	62,964

	$78,521	$77,130	$235,942	$272,440

Operating expenses:
C4 Processing	$27,453	$25,179	$79,527	$78,542
Performance Products	10,951	10,416	31,626	31,301

	$38,404	$35,595	$111,153	$109,843

TPCGI Adjusted EBITDA (5)(6):
C4 Processing	$26,412	$33,479	$91,099	$130,933
Performance Products	13,705	8,056	33,690	31,663
Corporate (7)	(6,690)	(7,124)	(20,831)	(21,687)

	$33,427	$34,411	$103,958	$140,909

(1)	Sales volumes represent product sales volumes only and do not include volumes of products delivered under tolling or similar arrangements, in which we do not purchase the raw materials, but process raw materials for another party for a specified fee.
(2)	Cost of sales does not include operating expenses or depreciation and amortization expense.
(3)	Cost of sales for the three and nine months ended September 30, 2011 includes a lower-of-cost-or-market charge of $9.8 million, of which $9.7 million relates to the C4 Processing segment and $0.1 million relates to the Performance Products segment.
(4)	Gross profit contribution is defined herein as revenue less cost of sales.
(5)	See above for a discussion of TPCGI Adjusted EBITDA and see below for reconciliations of TPCGI Adjusted EBITDA to TPCGI Net Income for the periods presented
(6)	TPCGI Adjusted EBITDA for the C4 Processing and Performance Products operating segments was the same for TPCGI and TPCGLLC for all periods presented. Total TPCGI Adjusted EBITDA differs slightly from total TPCGLLC Adjusted EBITDA due to minor differences in miscellaneous corporate expenses.
(7)	Corporate expenses exclude transaction expenses associated with the proposed merger between TPCGI and investment funds sponsored by First Reserve Corporation and SK Capital Partners of $4.5 million and $5.5 million for the three and nine months ended September 30, 2012, respectively.

The following table provides a reconciliation of TPCGI Adjusted EBITDA to TPCGI Net Income (in thousands) for the three and nine months ended September 30, 2012 and 2011. Net Income is the most directly comparable GAAP measure reported in the Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
TPCGI Net Income	$7,325	$9,381	$28,643	$55,087

Income tax expense	3,032	6,409	14,167	29,827
Interest expense, net	8,523	8,648	25,240	25,657
Depreciation and amortization	10,059	9,973	30,403	30,338

TPCGI EBITDA	28,939	34,411	98,453	140,909
Transaction expenses (1)	4,488	—	5,505	—

TPCGI Adjusted EBITDA	$33,427	$34,411	$103,958	$140,909

(1)	These expenses are the non-recurring expenses incurred and recognized in our 2012 third quarter and year-to-date results associated with the proposed merger between TPCGI and investment funds sponsored by First Reserve Corporation and SK Capital Partners.

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

The overall average revenue and average raw material cost per pound for the third quarter of 2012 decreased $0.28 and $0.30, respectively, compared to the third quarter of 2011, which resulted in an increase in the average material margin per pound from $0.14 in the third quarter of 2011 to $0.16 in the third quarter of 2012. As a result of the combined impact of the higher unit margin and the significantly lower selling prices and raw material costs, the material margin percentage increased from 14% to 22%. The average material cost per pound in the third quarter of 2011 included the effect of a lower-of-cost-or-market charge of $9.8 million, which increased the unit cost by $0.01 and reduced the material margin percentage by 1%.

The overall average revenue per pound for the first nine months of 2012 of $0.87 was down $0.03, while the overall average raw material cost per pound of $0.72 was down $0.02. As a result, both the material margin per pound and the material margin percentage for the first nine months of 2012 were slightly lower versus the comparable prior year period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average revenue per pound ($)	$0.74	$1.02	$0.87	$0.90
Average raw material cost per pound ($)	0.58	0.88	0.72	0.74
Average material margin per pound ($)	0.16	0.14	0.15	0.16
Material margin percentage	22%	14%	17%	18%

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

The table below provides the percentage change in the butadiene contract price and corresponding impact on our GPC (in millions) for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
% increase (decrease) in butadiene contract price	(22)%	12%	(14)%	98%
Positive (negative) impact on gross profit contribution (1)	$(5)	$6	$(1)	$40

(1)	The $6 million and $40 million impacts of the change in butadiene price for the three and nine month periods ended September 30, 2011, respectively, include positive impacts of $15 million and $50 million, respectively, from the increase in butadiene pricing, partially offset by a $9.4 million lower-of-cost-or-market charge related to the write-down of butadiene inventory at September 30, 2011 due to the decline in the butadiene benchmark price from $1.71/lb. in September 2011 to $1.40/lb. in October 2011.

As shown in the table above, the fluctuations in the contract price of butadiene during the periods presented had significant impacts on our GPC. The impact over the first nine months of 2012 was a negative $1 million compared to a positive $40 million over the first nine months of 2011. The cumulative impact on the first nine months of 2012 consisted of a first quarter positive impact of $17 million and second and third quarter negative impacts of $13 million and $5 million, respectively. The cumulative impact on the first nine months of 2011 consisted of positive impacts during the first three quarters of $8 million, $26 million and $6 million, respectively.

The $17 million positive impact in the first quarter of 2012 resulted from a steady upward trend in contract pricing, from $0.98/lb. in December 2011 to $1.46/lb. in March 2012. The $18 million negative impact over the course of the second and third quarters of 2012 reflected a downward trend in contract pricing from $1.46/lb. in March 2012 to $0.84/lb. in September 2012. The $40 million positive impact over the first nine months of 2011 reflected a steady upward trend in contract pricing from $0.86/lb. in December 2010 to $1.71/lb. in September 2011, which was then reduced by a lower-of-cost-or-market charge in September, which resulted from a decline in contract pricing from $1.71 in September 2011 to $1.40 in October 2011.

The following table summarizes the primary indices which impact our revenues and raw material costs by segment.

Segment / Finished Product	Revenues	Raw Material Costs
C4 Processing Segment
Butadiene	Butadiene	Butadiene
Butene – 1	Unleaded regular gasoline	Unleaded regular gasoline
Raffinates	Unleaded regular gasoline	Unleaded regular gasoline
MTBE	Unleaded regular gasoline	Unleaded regular gasoline

Performance Products Segment
High purity isobutylene	Butane	Unleaded regular gasoline
Diisobutylene	Butane	Butane
Polyisobutylene	Butane	Butane
Nonene	Propylene	Propylene
Tetramer	Propylene	Propylene

The following table summarizes the average index prices for each period presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Chg.	2012	2011	% Chg.
Average commodity prices:
Butadiene (cents/lb)(1)	88.8	172.6	-49%	116.5	136.4	-15%
Unleaded regular gasoline (cents/gal)(2)	297.7	288.9	3%	297.6	285.7	4%
Butane (cents/gal)(3)	143.5	188.4	-24%	165.9	183.5	-10%
Propylene (cents/lb)(1)	49.8	76.5	-35%	60.4	78.5	-23%

(1)	Industry pricing was obtained through IHS, formerly CMAI.
(2)	Industry pricing was obtained through Platts.
(3)	Industry pricing was obtained through OPIS.

Three months ended September 30, 2012 versus three months ended September 30, 2011

Revenue, cost of sales, operating expenses, general and administrative expenses, depreciation and amortization expense and interest expense were the same for TPCGI and TPCGLLC for each period discussed below.

Revenue

Total revenue for the quarter ended September 30, 2012 was $510.6 million compared to $835.3 million for the prior year quarter. The decrease of $324.7 million, or 39%, reflected a 15% decrease in overall sales volume and a 28% decrease in overall average unit selling price.

C4 Processing segment revenue of $406.5 million for the third quarter of 2012 was down $307.0 million, or 43%, compared to third quarter 2011 revenue of $713.5 million. The decrease reflected the combined effect of 19% lower sales volume, which had a negative impact of $127 million, and a 30% decrease in overall average unit selling price, which had a negative impact of $180 million. The lower sales volume and lower average selling price for the segment compared to the third quarter of 2011 were driven primarily by the continuation of the relatively weaker market conditions and demand for butadiene that we have seen throughout 2012, as well as crude C4 feedstock restrictions related to the abnormally high concentration of planned ethylene cracker maintenance outages and unplanned supplier outages. The 30% decrease in overall average unit selling price was primarily the result of a 45% decrease in the average unit selling price for butadiene, partially offset by slightly higher average selling prices for butene-1 and fuel products. The lower selling price for butadiene was primarily the result of a 49% decrease in the average benchmark price for butadiene and the slightly higher selling prices for butene-1 and fuel products was primarily the result of a 3% increase in the average price of unleaded regular gasoline.

Performance Products segment revenue for the three months ended September 30, 2012 was $104.1 million compared to $121.8 million for the third quarter of 2011, a decrease of $17.7 million, or 15%. The lower revenue was driven primarily by lower selling prices as well as a slight decline in sales volume. The lower overall average unit selling price was primarily the result of a 24% decrease in the average price of butane, which is a major pricing component of our isobutylene derivative products, and a 35% decrease in the average price of propylene, which is a major pricing component of our propylene derivative products. The impact of the substantial decline in pricing for butane and propylene was somewhat mitigated by a more favorable customer mix due to restricted product availability, better negotiated pricing for products not linked to commodity indices and reduced volume of low value by-products as a result of a successful yield improvement project.

Cost of sales

Total cost of sales was $432.1 million for the third quarter of 2012 compared to $758.2 million for the third quarter of 2011. The overall $326.1 million, or 43%, decrease reflected the 15% decrease in sales volume and a 33% decrease in overall average unit raw material cost. Consistent with the decrease in the overall average unit selling price discussed above, the lower overall average unit raw material cost reflected the commodity market indices to which a substantial portion of our raw material costs (and selling prices) are linked.

Cost of sales for the third quarter of 2011 included a lower-of-cost-or-market charge of $9.8 million to recognize the loss in value of certain inventories as of September 30, 2011. Of the total charge, $9.4 million related to butadiene and $0.3 million related to fuel products in the C4 Processing segment and $0.1 million related to isobutylene derivative products in the Performance Products segment. The $9.4 million charge related to butadiene inventory reflected the decline in the butadiene benchmark price from $1.71/lb. in September 2011 to $1.40/lb. in October 2011.

C4 Processing segment cost of sales was $352.7 million in the third quarter of 2012 compared to $654.8 million in the third quarter of 2011. The $302.1 million, or 46%, decrease reflected the impact of the 19% decline in sales volume discussed above and a 35% decrease in overall average unit raw material cost. The 35% decrease in overall average unit raw material cost was driven primarily by a 46% decrease in the average raw material cost for butadiene, which reflected the 49% decrease in the average benchmark price for butadiene. As discussed above, in spite of the linkage between the cost of crude C4 we purchase and the price at which we sell finished butadiene, our raw material costs and profit margins in a given period are impacted by purchasing crude C4 in one period and selling finished butadiene in a subsequent period during times of butadiene price volatility. Cost of sales for the third quarter of 2012 included a negative butadiene pricing impact of $5 million, while the third quarter of 2011 included a positive butadiene pricing impact of $6 million, which resulted in relatively higher cost of sales of $11 million in the third quarter of 2012 when compared to the third quarter of 2011. The $6 million impact of the change in butadiene price in the third quarter of 2011 included a positive impact of $15 million from the increase in butadiene pricing during the quarter, partially offset by a $9.4 million lower-of-cost-or-market charge related to the write-down of butadiene inventory at September 30, 2011 due to the decline in the butadiene benchmark price from $1.71/lb. in September 2011 to $1.40/lb. in October 2011. C4 Processing segment cost of sales as a percentage of segment revenue was 87% for the third quarter of 2012 compared to 92% for the third quarter of 2011, which included the lower-of-cost-or-market charge of $9.7 discussed above.

Performance Products segment cost of sales was $79.4 million in the third quarter of 2012 compared to $103.3 million in the third quarter of 2011, which represents a decrease of $23.9 million, or 23%. The lower cost of sales was driven primarily by a 23% decline in overall average unit raw material cost as well as a slight decline in sales volume. The lower overall average unit raw material cost reflected a 24% decrease in the average price of butane, which is a major raw material pricing component for our isobutylene derivative products, and a 35% decrease in the average price of propylene, which is a major raw material pricing component for our propylene derivative products. Performance Products segment cost of sales as a percentage of segment revenue was 76% for the third quarter of 2012 compared to 85% for the third quarter of 2011. The percentage of cost of sales to revenue in the prior year quarter reflected an unfavorable sales mix for the polyisobutylene product line and higher sales volumes of by-product streams which carry near breakeven margins.

Operating expenses

Operating expenses incurred in the third quarter of 2012 were $38.4 million compared to $35.6 million for the third quarter of 2011. The $2.8 million increase was due primarily to higher outside service fees of $1.7 million and higher property taxes of $2.1 million, partially offset by lower personnel costs. The comparatively higher property tax expense in the 2012 quarter reflected a reduction in expense in the third quarter of 2011 as a result of an arbitration settlement with the local taxing authority, which resulted in a reduction of 2011 property taxes as well as partial refunds of previously paid property taxes for 2008, 2009 and 2010.

General and administrative expenses

General and administrative expenses of $11.4 million for the third quarter of 2012 were up $3.9 million compared to $7.6 million in the third quarter of 2011 due primarily to the transaction expenses of $4.5 million discussed above, partially offset by lower legal and other professional fees.

Depreciation and amortization expense

Depreciation and amortization expense was $10.1 million for the third quarter of 2012 compared to $10.0 million for the prior year quarter. The increase in depreciation related to projects completed over the past year was offset by the decrease in depreciation related to assets that became fully depreciated over the same period.

Interest expense

Interest expense, which consists of interest on the 8 1/4% Senior Secured Notes (the Notes) and amortization of deferred financing costs, was $8.6 million and $8.7 million in the third quarters of 2012 and 2011, respectively. There were no borrowings on the Revolving Credit Facility in either period.

Interest income

Interest income represents interest on short-term deposits. TPCGI interest income is higher than TPCGLLC interest income in both the current and prior year quarters due to TPCGI’s larger cash balance during each period.

Other, net

Other, net for both TPCGI and TPCGLLC for the third quarters of both 2012 and 2011 consisted primarily of income from our investment in Hollywood/Texas Petrochemicals LP, a joint venture with Kirby Inland Marine to operate four barges capable of transporting chemicals, which is accounted for under the equity method. The lower amount for the third quarter of 2012 was due to minor differences in miscellaneous items. The minor differences in other, net between TPCGI and TPCGLLC in both the current and prior year quarters were due to TPCGI Delaware franchise taxes.

Income tax expense

Given the same operating results, effective tax rates for TPCGI and TPCGLLC are essentially the same. The effective tax rates for both the current and prior year quarters were based on the projected effective rates for the respective full years ending December 31. The effective rates for both periods reflected the federal statutory rate of 35%, adjusted for the impact of projected permanent differences, the Section 199 domestic production deduction, state income taxes and adjustments for prior year permanent differences that were identified upon completion of the 2011 tax return in the third quarter of 2012.

Net income

Net income for TPCGI in the third quarter of 2012 was $7.3 million compared to $9.4 million in the third quarter of 2011. The primary components of the $2.1 million decrease were higher operating expenses of $2.8 million and higher general and administrative expenses of $3.9 million, partially offset by lower income tax expense of $3.3 million and higher GPC of $1.4 million. TPCGLLC’s net income for the current and prior year quarters was slightly different from the TPCGI amounts due to minor differences in interest income and Delaware franchise taxes.

Adjusted EBITDA

Adjusted EBITDA for the C4 Processing and Performance Products operating segments were the same for TPCGI and TPCGLLC for each period discussed below. Total TPCGI Adjusted EBITDA differs slightly from total TPCGLLC Adjusted EBITDA due to minor differences in miscellaneous corporate expenses. Due to the insignificance of the differences, the discussion of total Adjusted EBITDA and corporate expenses below will be from the TPCGI perspective only.

Adjusted EBITDA for the third quarter of 2012 was $33.4 million compared to $34.4 million for the third quarter of 2011. The decrease of $1.0 million, or 3%, reflected lower Adjusted EBITDA for the C4 Processing segment of $7.1 million, partially offset by higher Adjusted EBITDA for the Performance Products segment of $5.7 million and lower corporate expenses of $0.4 million.

C4 Processing segment Adjusted EBITDA was $26.4 million in the third quarter of 2012 versus $33.5 million in the third quarter of 2011. The decrease of $7.1 million, or 21%, reflected lower GPC of $4.8 million and higher operating expenses of $2.3 million. The decrease in GPC reflected the impact of 19% lower sales volume, partially offset by the impact of a 13% improvement in overall average unit margin. The lower sales volume negatively impacted GPC by $11 million and the higher average unit margin positively impacted GPC by $6 million. The higher average unit margin for the segment reflected the effect of stronger values and margins for fuel products, partially offset lower butadiene margins. The decrease in average unit margin for butadiene reflected the negative impact of a 22% decline in butadiene pricing during the third quarter of 2012, which was in contrast to the positive impact of a 12% increase in butadiene pricing during the third quarter of 2011. The price decline in the third quarter of 2012 had a negative impact on GPC of $5 million, while the price increase in the third quarter of 2011 had a net positive impact on GPC of $6 million ($15 million impact of price increase, partially offset by lower-of-cost-or-market charge of $9.4 million). Excluding the butadiene price impact from both the current and prior year third quarters, the average unit margin for butadiene for the two periods were consistent, which reflects the inherent value of the butadiene logistics and aggregation services we provide for both our suppliers and our customers.

Performance Products segment Adjusted EBITDA for the third quarter of 2012 was $13.7 million compared to $8.1 million for the third quarter of 2011. The $5.6 million, or 70%, improvement reflected higher GPC of $6.2 million, partially offset by higher operating expenses of $0.6 million. The increase in GPC was due almost entirely to the impact of a 34% improvement in overall average unit margin, as slightly lower sales volume has a negligible impact. The higher average unit margin reflected a favorable product mix that included reduced volume of low margin by-products as a result of a successful yield improvement project and better negotiated pricing margins on products whose selling prices are not tied to commodity indices.

Corporate and other expenses consist of general and administrative expenses and other, net discussed above.

Nine months ended September 30, 2012 versus Nine months ended September 30, 2011

Revenue, cost of sales, operating expenses, general and administrative expenses, depreciation and amortization expense, and interest expense were the same for TPCGI and TPCGLLC for each period discussed below.

Revenue

Total revenue for the nine months ended September 30, 2012 was $1,806.8 million compared to $2,183.8 million for the nine months ended September 30, 2011. The decrease of $377.0 million, or 17%, reflected 15% lower sales volume and a 3% decrease in the overall average unit selling price.

C4 Processing segment revenue of $1,483.2 million for the first nine months of 2012 was down $323.7 million, or 18%, compared to the first nine months of 2011. The decrease reflected 15% lower sales volume and a 4% decrease in the overall average unit selling price. The negative effects on revenue of the lower volume and lower average unit selling price were $238 million and $86 million, respectively. The lower sales volume in the 2012 period reflected curtailed production as a result of limited availability of crude C4 feedstock due to the abnormally high concentration of ethylene cracker maintenance outages during the first half of the year, especially during the first quarter, and weaker market conditions, especially for butadiene, in the second and third quarters than in the comparable prior year periods. Aside from the soft demand for butadiene in the second and third quarters quarter of 2012, sales volume was also negatively impacted by high customer inventory levels that had been replenished during the first quarter and the tendency of some butadiene customers to defer their purchases in light of declining prices. The lower average unit selling price was driven by lower butadiene pricing, which was primarily the result of the 15% decline in the average benchmark price for butadiene, partially offset by higher pricing for butene-1 and fuel products, which was primarily the result of the 4% higher pricing for unleaded regular gasoline.

Performance Products segment revenue for the nine months ended September 30, 2012 was $323.6 million compared to $376.9 million for the first nine months of 2011, a decrease of $53.3 million, or 14%. The lower revenue was driven primarily by the impact of a 14% decrease in sales volume as the overall average unit selling price for the segment was down less than 1%. The negative impact of the lower sales volume was $46 million and the negative impact of the slightly lower average unit selling price was $7 million. The lower sales volume reflected feedstock constraints in the first half of 2012 from the abnormally high level of planned crude C4 supplier outages, extended and unplanned outages regarding major suppliers for the isobutylene and propylene derivatives product lines, relatively stronger demand in 2011 due to customers building their inventory levels in light of a positive economic outlook and lower sales volume of low value by-products as a result of a successful yield improvement project. The overall average unit selling price for the Performance Products segment was relatively consistent with the prior year, in spite of lower average commodity prices, as a result of more favorable customer mix due to in part to restricted product availability, better negotiated pricing for products not linked to commodity indices and the reduced volume of low value by-products.

Cost of sales

Total cost of sales was $1,570.8 million for the nine months ended September 30, 2012 compared to $1,911.3 million for the nine months ended September 30, 2011. The overall $340.5 million, or 18%, decrease was primarily the result of the 15% decrease in sales volume and a 3% decrease in overall average unit raw material cost. Consistent with the decrease in the overall average unit selling price discussed above, the lower overall average unit raw material cost reflected the commodity market indices to which a substantial portion of our raw material costs (and selling prices) are linked.

Cost of sales for nine months ended September 30, 2011 included a lower-of-cost-or-market charge of $9.8 million to recognize the loss in value of certain inventories as of September 30, 2011. Of the total charge, $9.4 million related to butadiene and $0.3 million related to fuel products in the C4 Processing segment and $0.1 million related to isobutylene derivative products in the Performance Products segment. The $9.4 million charge related to butadiene inventory was primarily the result of the decline in the butadiene benchmark price from $1.71/lb. in September 2011 to $1.40/lb. in October 2011.

C4 Processing segment cost of sales was $1,312.6 million for the nine months ended September 30, 2012, which was down $284.8 million, or 18%, compared to $1,597.4 million for the nine months ended September 30, 2011. The decrease reflected the combined impact of the 15% decrease in sales volume discussed above and a 3% decline in average unit raw material cost. The decrease in overall average unit raw material cost was driven by lower raw material cost for butadiene, which reflected the 15% decrease in the average benchmark price for butadiene. As discussed above, in spite of the linkage between the cost of crude C4 we purchase and the price at which we sell finished butadiene, our raw material costs and profit margins in a given period are impacted by purchasing crude C4 in one period and selling finished butadiene in a subsequent period during times of butadiene price volatility. Cost of sales for the first nine months of 2012 included a negative butadiene pricing impact of $1 million, while cost of sales for the first nine months of 2011 included a positive butadiene pricing impact of $40 million, which resulted in relatively higher cost of sales of $41 million in the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. The $40 million impact of the change in butadiene price in the first nine months of 2011 reflected a substantial positive impact from the increase in butadiene pricing during the first nine months of 2011, partially offset by a $9.4 million lower-of-cost-or-market charge related to the write-down of butadiene inventory at September 30, 2011 due to the decline in the butadiene benchmark price from $1.71/lb. in September 2011 to $1.40/lb. in October 2011. C4 Processing segment cost of sales as a percentage of segment revenue was 88% for both nine month periods ended September 30, 2012 and 2011.

Performance Products segment cost of sales was $258.3 million for the nine months ended September 30, 2012 compared to $313.9 million for the nine months ended September 30, 2011, which represented a decrease of $55.6 million, or 18%. The decrease in cost of sales reflected both the 14% decline in sales volume discussed above, and a 4% decrease in the average unit raw material cost. The lower overall average unit raw material cost reflected a 10% decrease in the average price of butane, which is a major raw material pricing component for our isobutylene derivative products, and a 23% decrease in the average price of propylene, which is a major raw material pricing component for our propylene derivative products. Performance Products segment cost of sales as a percentage of segment revenues was 80% for the first nine months of 2012 compared to 83% for the first nine months of 2011.

Operating expenses

Operating expenses for the nine months ended September 30, 2012 were $111.2 million compared to $109.8 million for the comparable prior year period. The $1.4 million increase was due primarily to higher outside service fees of $1.2 million and higher property taxes of $2.3 million, partially offset by lower maintenance and personnel costs. The comparatively higher property tax expense in the 2012 period reflected a reduction in expense in the prior year period as a result of an arbitration settlement with the local taxing authority, which resulted in a reduction of 2011 property taxes as well as partial refunds of previously paid property taxes for 2008, 2009 and 2010.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2012 were $27.1 million compared to $23.0 million for the nine months ended September 30, 2011. The $4.1 million increase was due primarily to the transaction expenses of $5.5 million discussed above, partially offset by lower legal and other professional fees.

Depreciation and amortization expense

Depreciation and amortization expense was $30.4 million for the first nine months of 2012 compared to $30.3 million for the first nine months of 2011. The increase in depreciation related to projects completed over the past year was offset by the decrease in depreciation related to assets that became fully depreciated over the same period.

Interest expense

Interest expense, which consists of interest on the 8 1/4% Senior Secured Notes (the Notes) and amortization of deferred financing costs, was $25.4 million and $25.8 million in the current and prior year periods, respectively. There were no borrowings on the Revolving Credit Facility in either period.

Interest income

Interest income represents interest on short-term deposits. TPCGI interest income is higher than TPCGLLC interest income in both the current and prior year quarters due to TPCGI’s larger cash balance during each period.

Other, net

Other, net for both TPCGI and TPCGLLC for the first nine months of both 2012 and 2011 consisted primarily of income from our investment in Hollywood/Texas Petrochemicals LP, a joint venture with Kirby Inland Marine to operate four barges capable of transporting chemicals, which is accounted for under the equity method. The lower amount for the first half of 2012 reflected lower income from the joint venture of $0.1 million and lower amounts of miscellaneous items. The minor differences in other, net between TPCGI and TPCGLLC in both the current and prior year periods were due to TPCGI Delaware franchise taxes.

Income tax expense

Given the same operating results, effective tax rates for TPCGI and TPCGLLC are essentially the same. The effective tax rates for both the current and prior year periods were based on the projected effective rates for the respective full years ending December 31. The effective rates for both periods reflected the federal statutory rate of 35%, adjusted for the impact of projected permanent differences, the Section 199 domestic production deduction, state income taxes and adjustments for prior year permanent differences that were identified upon completion of the 2011 tax return in the third quarter of 2012.

Net income

Net income for TPCGI for the nine months ended September 30, 2012 was $28.6 million compared to $55.1 million in the nine months ended September 30, 2011. The primary components of the $26.5 million decrease were lower GPC of $36.5 million, higher operating expenses of $1.3 million and higher general and administrative expenses of $4.1 million, partially offset by lower income tax expense of $15.7 million. TPCGLLC’s net income for the current and prior year periods was slightly different from the TPCGI amounts due to minor differences in miscellaneous corporate expenses and Delaware franchise taxes.

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

Adjusted EBITDA for the nine months ended September 30, 2012 was $104.0 million compared to $140.9 million for the nine months ended September 30, 2011. The decrease of $36.9 million, or 26%, reflected lower Adjusted EBITDA for the C4 Processing segment of $39.8 million, partially offset by higher Adjusted EBITDA for the Performance Products segment of $2.0 million and lower corporate expenses of $0.9 million.

C4 Processing segment Adjusted EBITDA was $91.1 million for the nine months ended September 30, 2012 compared to $130.9 million for the nine months ended September 30, 2011. The decrease of $39.8 million, or 30%, reflected lower GPC of $38.8 and higher operating expenses of $1.0 million. The decrease in GPC reflected the impact of 15% lower sales volume and a 4% decrease in average unit margin. The lower sales volume accounted for $27 million of the decrease and the lower average unit margin accounted for remainder of the decrease. The lower average unit margin for the segment reflected lower butadiene margins, partially offset by stronger values and margins for fuel products. The decrease in average unit margin for butadiene reflected the negative impact of a 14% decline in butadiene pricing during the first nine months of 2012, which was in contrast to the positive impact of a 98% increase in butadiene pricing during the first nine months of 2011. The price decline in the current year period had a negative impact on GPC of $1 million, while the price increase in the prior year quarter had a net positive impact on GPC of $40 million (including the lower-of-cost-or-market charge of $9.4 million). Excluding the butadiene price impact from both the current and prior year periods, the average unit margin for butadiene for the two periods were consistent, which reflects the inherent value of the butadiene logistics and aggregation services we provide for both our suppliers and our customers.

Performance Products segment Adjusted EBITDA for the first nine months of 2012 was $33.7 million versus $31.7 million for the first nine months of 2011. The $2.0 million, or 6%, increase reflected higher GPC of $2.3 million, partially offset by higher operating expenses of $0.3 million. The increase in GPC reflected a 21% improvement in average unit margin, partially offset by 14% lower sales volume. The higher average unit margin had a positive impact on GPC of $7 million and the lower sales volume negatively impacted GPC by $5 million. The higher average unit margin reflected a favorable product mix that included reduced volume of low margin by-products as a result of a successful yield improvement project and better negotiated pricing margins on products whose selling prices are not tied to commodity indices.

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

At September 30, 2012, we had total debt of $348.2 million and cash on hand of $165.4 million. Debt outstanding consisted entirely of the Notes, as there were no borrowings under our Revolving Credit Facility. As of September 30, 2012, we were in compliance with all covenants set forth in the indenture governing the Notes and the credit agreement governing the Revolving Credit Facility.

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

Availability under the Revolving Credit Facility is limited to the borrowing base, comprised of 85% of eligible accounts receivable and 65% of eligible inventory, as redetermined monthly. Up to $30 million of the facility may be used for the issuance of letters of credit. The Revolving Credit Facility also includes an accordion feature under which the lenders may agree, upon our request, to increase their commitments to an aggregate amount not to exceed $200 million. The Revolving Credit Facility matures on April 29, 2014. At September 30, 2012, we had the ability to access $173.2 million of availability under the Revolving Credit Facility, while still maintaining compliance with the covenants contained therein and in the indenture governing the Notes.

Amounts borrowed under the Revolving Credit Facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit agreement governing the Revolving Credit Facility) plus 3.00% to 3.75%, or (b) the base rate (as described below) plus 2.00% to 2.75%, in each case depending on the ratio of TPCGLLC’s consolidated debt to consolidated Adjusted EBITDA (as defined in the credit agreement governing the Revolving Credit Facility), with a lower leverage ratio resulting in lower rates. The base rate equals the highest of (i) the administrative agent’s prime lending rate, (ii) the Federal Funds Rate plus 1/2 of 1%, or (iii) the one-month Eurodollar Rate (as defined in the credit agreement governing the Revolving Credit Facility) plus 1%.

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

Distributions to TPCGI from TPCGLLC

A portion of the proceeds of the October 5, 2010 issuance and sale of the Notes, along with cash on hand, was used to fund a $130.0 million distribution by TPCGLLC to TPCGI to be used by TPCGI for dividends, stock repurchases or other returns of capital to its stockholders. The $130.0 million distribution was made in installments of $61.4 million on December 30, 2010, $5.0 million on March 4, 2011 and $63.6 million on March 14, 2011. On September 30, 2011, in accordance with conditions set forth in the credit agreement governing our Revolving Credit Facility and the indenture governing the Notes an additional $15.0 million was distributed by TPCGLLC to TPCGI. No distributions occurred in the nine months ended September 30, 2012.

Purchase of Shares under Stock Repurchase Program

On March 3, 2011, TPCGI announced that its Board of Directors approved a stock repurchase program for up to $30.0 million of its common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate TPCGI to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by the Board of Directors without prior notice. During the nine months ended September 30, 2011, TPCGI purchased 634,791 shares under the program in the open market at an average of $25.33 per share, for a total of $16.1 million. There were no purchases under the program during the nine months ended September 30, 2012. Total shares purchased as of September 30, 2012 under the $30.0 million program were 634,791 shares at an average of $25.33 per share for a total cost of $16.1 million. As of September 30, 2012, the remaining amount available for stock purchases under the program was $13.9 million. Subsequent to September 30, 2012 and through the filing date of this Form 10-Q, there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

Cash Flow Summary

The following table summarizes changes in cash and cash equivalents for TPCGI and TPCGLLC during the nine months ended September 30, 2012 and 2011 (in thousands):

	TPCGI		TPCGLLC
	2012	2011	2012	2011
Cash flows (used in) provided by :
Operating activities	$95,194	$44,509	$95,130	$44,757
Investing activities	(37,867)	(32,587)	(37,867)	(32,587)
Financing activities	509	(15,123)	—	(83,605)

Change in cash and cash equivalents	$57,836	$(3,201)	$57,263	$(71,435)

Operating activities

For the nine months ended September 30, 2012, TPCGI had positive net cash flows from operations of $95.2 million. The primary components of the operating cash flows were net income of $28.6 million, depreciation and other net non-cash expenses of $41.3 million and reduced investment in working capital of $32.3 million, partially offset by deferred plant turnaround costs of $6.7 million. The reduced investment in working capital during the first nine months of 2012 reflected lower trade receivables (discussed below) partially offset by higher inventories (discussed below). Days outstanding for trade receivables and trade payables and days of inventory on hand at September 30, 2012 were each in line with historical trends. The deferred turnaround costs, which related to turnaround projects at both our Houston and Port Neches plants, will be amortized until the next scheduled turnaround.

The minor difference between TPCGI and TPCGLLC operating cash flows for the first nine months of 2012 reflected a minor difference in net income and a minor effect of intercompany cash transactions.

Our inventory at September 30, 2012 of $94.4 million was $15.1 million higher than the $79.3 million at December 31, 2011. The increase in inventory value reflected a 24% increase in physical inventory volumes, partially offset by a 4% decrease in overall average cost per pound. Although inventory quantities at September 30, 2012 were lower than normal levels, they were higher than the quantities on hand at the end of 2011, which were abnormally low as a result of our efforts to tightly manage inventory levels during the fourth quarter of 2011 in light of the significant curtailment in business activity, as well as a turnaround at one of our major storage facilities. The impact of the higher inventory levels was to increase inventory carrying value by $19 million at September 30, 2012, while the lower average cost per pound resulted in a $4 million reduction in carrying value.

Trade accounts receivable were $156.0 million at September 30, 2012 compared to $210.8 million at December 31, 2011. The decrease primarily reflected lower sales in September 2012 compared to December 2011, on lower sales volumes. Days of sales outstanding at September 30, 2012 was 29 days, which is slightly lower than the 31 day average over the past year and the 34 days at December 31, 2011. Trade accounts receivable were more than 98% current at both September 30, 2012 and December 31, 2011.

For the nine months ended September 30, 2011, TPCGI had positive net cash flows from operations of $44.5 million. The primary components of the operating cash flows were net income of $55.1 million plus depreciation and other net non-cash expenses of $39.4 million, partially offset by an increased investment in working capital of $47.0 million and deferred plant turnaround costs of $5.8 million. The increased investment in working capital during the nine months ended September 30, 2011 reflected the upward trend in selling prices of our products and the costs of our raw material over the course of the period. Increased investment in trade accounts receivable and inventory were partially offset by increased levels of trade accounts payable, which also reflected the impact of higher raw material costs. The deferred turnaround costs, related primarily to a major turnaround project at our Houston facility during the first quarter of 2011.

The minor difference between TPCGI and TPCGLLC operating cash flows for the first nine months of 2011 reflected a minor difference in net income and a the effect of intercompany cash transactions.

Investing activities

During the nine month periods ended September 30, 2012 and 2011, we invested $37.9 million and $ 32.6 million, respectively, in the form of capital expenditures. Capital spending during the first nine months of 2012, in addition to baseline spending, included $14.4 million for our strategic projects to produce isobutylene feedstock and on-purpose butadiene. Capital spending during the first nine months of 2011, in addition to baseline spending, included $7.7 million for the new lab at the Houston facility and $5.6 million for the primary phase of engineering related to our strategic projects.

Financing activities

Cash generated from financing activities of $0.5 million during the first nine months of 2012 was from exercise of stock options, which related to TPCGI. Net cash used in financing activities in the comparable prior year period of $15.1 million consisted of $16.1 million used for stock purchases under the Stock Repurchase Program, partially offset by $1.0 million provided from exercise of stock options. Cash used in financing activities by TPCGLLC during the first nine months of 2011 consisted of the distributions to TPCGI.

Off-balance sheet arrangements

We do not currently utilize any off-balance sheet arrangements to enhance our liquidity and capital resource positions, or for any other purpose.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material developments during the nine months ended September 30, 2012 regarding the matters previously disclosed about quantitative and qualitative market risk in TPCGI’s and TPCGLLC’s combined Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of TPC Group Inc.’s and TPC Group LLC’s Disclosure Committee and management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, TPC Group Inc.’s and TPC Group LLC’s President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Controls

During the period covered by this report there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note L to the condensed consolidated financial statements for a description of certain legal proceedings.

Item 1A.	Risk Factors

The risk factors discussed below update the risk factors previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. We refer you to the risk factors described in that filing for a more complete discussion of our material risks.

Failure to complete the merger could have a material adverse effect on us.

On August 24, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sawgrass Holdings Inc. (“Sawgrass”) and Sawgrass Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Sawgrass. Consummation of the merger is subject to the terms and conditions of the Merger Agreement, including, but not limited to, the adoption of the Merger Agreement by the requisite affirmative vote of our stockholders. There can be no assurance that our stockholders will adopt the Merger Agreement or that the other conditions to the completion of the merger will be satisfied. If the merger is not completed for any reason, the price of our common stock will likely decline to the extent that the market price of our common stock reflects market assumptions that the merger will be completed. Additionally, we are subject to additional risks in connection with the merger, including: (i) the occurrence of any event, change or circumstance that could give rise to the termination of the merger agreement and the possibility that we would be required to pay a $19 million termination fee in connection therewith, (ii) the outcome of any legal proceedings that may be instituted against us and others related to the Merger Agreement, (iii) the failure of the merger to close for any reason or the failure by Sawgrass to obtain the necessary equity and debt financing set forth in the commitment letters received in connection with the merger, or alternative financing, or the failure of any such financing to be sufficient to complete the merger and the other transactions contemplated by the Merger Agreement, (iv) the restrictions imposed on our business, properties and operations pursuant to the affirmative and negative covenants set forth in the Merger Agreement and the potential impact of such covenants on our business, (v) the risk that the merger and any alternative acquisition proposals initiated by third parties disrupts our current plans and operations and (vi) the amount of the costs, fees, expenses and charges related to the Merger Agreement or the merger.

There may be substantial disruption to our business and distraction of our management and employees as a result of the merger.

There may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the merger may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us.

Business uncertainties and contractual restrictions while the merger is pending may have an adverse effect on us.

Uncertainty about the effect of the merger on employees, suppliers, partners, regulators, and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain, and motivate key personnel and could cause suppliers, customers and others that deal with us to defer purchases or other decisions concerning us or seek to change existing business relationships with us. In addition, the merger agreement restricts us from making certain acquisitions and taking other specified actions without Sawgrass’s approval. These restrictions could prevent us from pursuing attractive business opportunities.

The Merger Agreement restricts our ability to pursue alternatives to the merger.

The Merger Agreement contains “no shop” provisions that, subject to limited fiduciary exceptions, restrict our ability to initiate, solicit or knowingly encourage any inquiries regarding any proposal or offer that constitutes or would reasonably be expected to lead to an acquisition proposal, engage or participate in any discussions or negotiations regarding, or provide any non-public information or data to, any person relating to, or that would reasonably be expected to lead to, any acquisition proposal or otherwise knowingly facilitate (including by providing information) any effort or attempt to make an acquisition proposal. Further, there are only a limited number of exceptions that would allow our board of directors to withdraw or change its recommendation to holders of our common stock that they vote in favor of the adoption of the Merger Agreement. If our board of directors were to take such actions as permitted by the Merger Agreement, doing so in specified situations could entitle Sawgrass to terminate the merger agreement and to be paid a $19 million termination fee. These restrictions could deter a potential acquiror from proposing an alternative transaction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As reflected in the following table, there were no purchases by us of shares of TPCGI’s common stock during the three months ended September 30, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
July 2012	—	—	—	$13.9 million
August 2012	—	—	—	13.9 million
September 2012	—	—	—	13.9 million

	—	—	—	$13.9 million

On March 3, 2011, TPCGI announced that its Board of Directors approved a stock repurchase program for up to $30.0 million of TPCGI’s common stock. Purchases of common stock under the program have been and will be executed periodically in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program does not obligate TPCGI to repurchase any dollar amount or number of shares of common stock, does not have an expiration date and may be limited or terminated at any time by TPCGI’s Board of Directors without prior notice. During the first quarter of 2011, TPCGI purchased 282,532 shares under the program in the open market at an average of $27.59 per share, for a total of $7.8 million. During the third quarter of 2011, TPCGI purchased an additional 352,259 shares under the program in the open market at an average of $23.53 per share, for a total of $8.3 million. There were no purchases under the program during the second quarter of 2011 and the first nine months of 2012. Total shares purchased through September 30, 2012, under the $30.0 million program are 634,791 shares at an average of $25.33 per share, for a total of $16.1 million. As of September 30, 2012, the remaining amount available for stock purchases under the program was $13.9 million. Subsequent to September 30, 2012 and through the filing date of this Form 10-Q, there have been no additional shares purchased. The shares purchased were immediately retired and any additional shares to be purchased under the program will be retired immediately. Any future purchases will depend on many factors, including the market price of the shares, our business and financial position and general economic and market conditions.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated August 24, 2012 among TPC Group, Inc., Sawgrass Holdings Inc. and Sawgrass Merger Sub Inc. (incorporated by reference to the Current Report on Form 8-K filed August 27, 2012)

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for TPC Group Inc.

31.2 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for TPC Group LLC.

31.3 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for TPC Group Inc.

31.4 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for TPC Group LLC.

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for TPC Group Inc.

32.2 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for TPC Group LLC.

32.3 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for TPC Group Inc.

32.4 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for TPC Group LLC.

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Schema Document

101.CAL ***	XBRL Calculation Linkbase Document

101.LAB ***	XBRL Label Linkbase Document

101.PRE ***	XBRL Presentation Linkbase Document

101.DEF ***	XBRL Definition Linkbase Document

*	Filed herewith.
**	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification is treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
***	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPC Group Inc.

Date: November 5, 2012	By:	/s/ Michael T. McDonnell
Michael T. McDonnell
President and Chief Executive Officer

Date: November 5, 2012	By:	/s/ Miguel A. Desdin
Miguel A. Desdin
Senior Vice President and Chief Financial Officer

TPC Group LLC

Date: November 5, 2012	By:	/s/ Michael T. McDonnell
Michael T. McDonnell
President and Chief Executive Officer

Date: November 5, 2012	By:	/s/ Miguel A. Desdin
Miguel A. Desdin
Senior Vice President and Chief Financial Officer